Form 10-K
period 1993-12-31
HOST MARRIOTT CORP
filed 1994-03-31
CIK 314733

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 1-5664

                           HOST MARRIOTT CORPORATION

                DELAWARE                               53-0085950
        (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              10400 FERNWOOD ROAD
                            BETHESDA, MARYLAND 20817
                                 (301) 380-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
       -------------------                          ---------------------------
Common Stock, $1.00 par value (129,700,000 shares     New York Stock Exchange
 outstanding as of December 31, 1993)                 Chicago Stock Exchange
                                                      Pacific Stock Exchange
                                                    Philadelphia Stock Exchange

8 1/4% Series A Cumulative Convertible Preferred      New York Stock Exchange
 Stock, without par value (286,000 depositary
 shares outstanding as of December 31, 1993)

$52,860,000 (principal amount at maturity) Liquid     New York Stock Exchange
 Yield Option Notes due 2006 (zero coupon-subordi-
 nated)

  The aggregate market value of shares of common stock held by non-affiliates at February 28, 1994 was $1,501,000,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       DOCUMENT INCORPORATED BY REFERENCE
               Notice of 1994 Annual Meeting and Proxy Statement

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

  Host Marriott Corporation (the "Company") is one of the largest owners of lodging properties in the world. The Company's 127 owned lodging properties are operated under Marriott brand names and managed by Marriott International, Inc. ("Marriott International"), formerly a wholly-owned subsidiary of the Company. The Company also holds minority interests in various partnerships that own an additional 268 properties operated by Marriott International. The Company's properties span several market segments, including full service (Marriott Hotels, Resorts and Suites), moderate-priced (Courtyard by Marriott), extended-stay (Residence Inn by Marriott) and economy (Fairfield Inn by Marriott).

  The Company is also the leading operator of airport and tollroad food and merchandise concessions, with facilities in most major commercial airports in the U.S (the "Host/Travel Plazas Business"). The Company operates restaurants, gift shops and related facilities at 73 airports, on 14 tollroads (including 93 travel plazas) and at 42 tourist attractions, stadiums and arenas. Many of the Company's concessions operate under branded names, including Pizza Hut, Burger King, Taco Bell, Sbarro's, Dunkin' Donuts, Starbucks, TCBY yogurt, Mrs. Fields cookies, Nathan's Famous hot dogs and Cheers. In addition, the Company owns 14 senior living communities which are leased to Marriott International under long-term leases.

THE DISTRIBUTION

  Prior to October 8, 1993, the Company was named Marriott Corporation. In addition to conducting its existing businesses of developing and owning lodging properties and senior living service communities (the "Ownership Business") and operating restaurants, cafeterias, gift shops and related facilities at airports, stadiums, arenas, tourist attractions and on highway systems, the Company engaged in lodging and senior living services management, timeshare resort development and operation, food service and facilities management and other contract services businesses (the "Management Business"). On October 8, 1993, the Company made a special tax-free dividend consisting of the Distribution (the "Distribution") to holders of outstanding shares of common stock, on a share-for-share basis, of all outstanding shares of its wholly-owned subsidiary, Marriott International, which at the time of the Distribution held all of the assets relating to the Management Business. Marriott International now conducts the Management Business as a separate publicly-traded company.

  The Distribution was designed to separate two types of businesses with distinct financial, investment and operating characteristics so that each could adopt strategies and pursue objectives appropriate to its specific needs. As a result of the Distribution, the Company believes it is better able to concentrate its attention and financial resources on its core businesses and to manage its Ownership Business and Host/Travel Plazas Business for cash flow. The Company and Marriott International are parties to several important ongoing arrangements, including (i) management agreements pursuant to which the Company's portfolio of lodging properties are managed by Marriott International, (ii) leases whereby the Company leases its senior living communities to Marriott International, (iii) a Revolving Line of Credit agreement (the "Revolving Line of Credit") pursuant to which Marriott International provides a $630 million line of credit to the Company's wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"), (iv) up to $125 million of first mortgage financing for up to 60% of the development and construction costs of the Philadelphia Convention Center Hotel, (v) assumption by Marriott International of 90% of the Company's LYONs obligation, (vi) guarantees by Marriott International of the Company's performance to certain lenders and other third parties under certain Company guarantees and other obligations and
(vii) various transitional services agreements.

THE EXCHANGE OFFER

  In connection with the Distribution, the Company also completed an Exchange Offer (the "Exchange Offer") pursuant to which holders of the Company's existing Senior Notes (the "Old Notes") in the aggregate principal amount of approximately $1.2 billion exchanged the Old Notes for a combination of (i) cash, (ii) common stock and (iii) New Notes (the "New Notes") issued by Host Marriott Hospitality, Inc. ("Hospitality"), an indirect wholly-owned subsidiary of the Company. The interest rate for each series of New Notes is 100 basis points higher and the maturity date is four years later than the series of Old Notes for which it was exchanged (except that the maturity of the New Notes issued in exchange for the Old Series L Senior Notes due 2012 was shortened by five years). The Company also conducted a consent solicitation pursuant to which, as a condition to participation in the Exchange Offer, holders of Old Notes were required to deliver a consent to the Distribution and a waiver of any defaults, claims or rights under the Old Note Indenture relating thereto, a release and discharge of legal or equitable claims relating to the Distribution and a consent to the deletion of a negative pledge covenant in the Old Note Indenture to permit the Restructuring (see below) and grant of a stock pledge under the New Note Indenture.

  The Company received tenders for approximately $1.2 billion of Old Notes. Excluding the Series F Senior Notes due 1995 (the "Old Series F Notes") and the Series I Senior Notes due 1995 (the "Old Series I Notes"), the Company received tenders for 82% of the aggregate amount of Old Notes subject to the Exchange Offer. The Company has redeemed all of the Old Series F Notes that did not tender in the Exchange Offer, and has secured the Old Series I Notes equally and ratably with the New Notes issued in the Exchange Offer. The Company recognized an extraordinary loss of approximately $5 million (net-of-tax) in the fourth quarter of fiscal 1993 in connection with the extinguishment of the Old Notes in the Exchange Offer.

THE RESTRUCTURING

  In connection with the Exchange Offer, the Company effected the Restructuring of its assets (the "Restructuring"). As a result of the Restructuring, the Company's primary asset is the capital stock of Holdings, although the Company conducts certain operations directly and holds interests in various other subsidiaries. Holdings is a holding company, the primary asset of which is the capital stock of Hospitality, and is the borrower under the Revolving Line of Credit. Hospitality is also a holding company which owns the capital stock of HMH Properties, Inc. ("HMH Properties") and Host Marriott Travel Plazas, Inc. ("HMTP"). In the Restructuring, most of the assets relating to the Ownership Business were transferred to HMH Properties and its subsidiaries, and most of the assets relating to the Host/Travel Plazas Business were transferred to HMTP and its subsidiaries.

LODGING SEGMENT

  The Company's lodging segment, after the Distribution, consists of its ownership of hotels operated by Marriott International and its subsidiaries under four Marriott brands.

  The four lodging concepts under which the Company's hotels operate offer distinct choices to meet consumers' specialized needs whenever they travel. These brands have achieved favorable results compared to competitive hotels.

  One commonly used indicator of market performance for hotels is revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. Each of the Company's four lodging concepts reported increases in REVPAR during 1993 and 1992 with a particularly strong improvement in 1993 by the Courtyard and Residence Inn products.

  The following table sets forth information as of December 31, 1993 regarding the hotel properties that comprise the Company's lodging segment. Each of these properties is operated by Marriott International pursuant to lodging management agreements, in the case of a hotel property.

                                                            NUMBER      NUMBER
                                                         OF FACILITIES OF ROOMS
                                                         ------------- --------
   Marriott Hotels, Resorts and Suites (full service)...       28(1)    14,774
   Courtyard Hotels (moderate-priced)...................       54        7,940
   Residence Inns (extended-stay).......................       18        2,178
   Fairfield Inns (economy).............................       30        3,632
                                                              ---       ------
     Total..............................................      130       28,524
                                                              ===       ======

- --------
(1) Includes (i) two hotels currently under development and scheduled for completion in 1995, (ii) the New York Marriott Marquis, which was consolidated on the Company's balance sheet as of December 31, 1993 and
    (iii) the Fort Lauderdale Marina Marriott which was acquired in January
    1994.

  Marriott Hotels, Resorts and Suites. The full service Marriott hotels owned by the Company are part of the Marriott full service hotel system. These Company-owned Marriott hotels generally contain from 300 to 600 rooms. The Company's convention hotels are larger and contain up to 1,900 rooms. Hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges, and parking facilities. The Company's full service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations. These hotels achieved an average occupancy rate of
74.9 percent for 1993. The chart below sets forth comparable performance information for such hotels for fiscal years 1991 through 1993.

                                                  1993 (B)  1992 (A,B) 1991 (A,B)
                                                  --------  ---------- ----------
Number of properties.............................      24         23         23
Number of rooms..................................  10,560     10,276     10,276
Average daily rate............................... $ 89.61    $ 88.81    $ 85.35
Occupancy percentage.............................    74.9%      72.3%      69.4%
REVPAR........................................... $ 67.12    $ 64.21    $ 59.23
REVPAR % change..................................     4.5%       8.4%       N/A

- --------
(a) Excludes seven properties which were sold during 1992.
(b) Excludes the New York Marriott Marquis, which was not treated as an owned hotel until December 31, 1993 and the Fort Lauderdale Marina Marriott, which was acquired in January 1994.

  The Company is developing two other full service Marriott hotels, the Philadelphia Convention Center Hotel (1,200 rooms, completion scheduled for the first quarter of 1995) and the Philadelphia Airport Hotel (419 rooms, completion scheduled for the fourth quarter of 1995), which, when completed, will be operated by Marriott International. The Philadelphia Airport Hotel has been largely pre-financed through the issuance of $40 million of industrial revenue bonds. The Philadelphia Convention Center Hotel will be financed initially, in part, by a mortgage loan provided by Marriott International.

  In addition, the Company purchased the 580-room Fort Lauderdale Marina Marriott in January 1994.

  Courtyard Hotels. The Company's moderate-priced hotel product, "Courtyard", is positioned to compete directly with major national franchised moderate-priced hotel chains. Aimed at individual business and pleasure travelers as well as families, Courtyard hotels typically have about 150 rooms. Well-landscaped grounds include a courtyard with a pool and socializing areas. Each hotel features meeting rooms and a restaurant and lounge with approximately 80 seats. The operating systems developed for these hotels allow

Courtyard to be price competitive while providing value through superior product and guest service. The 54 Courtyard hotels owned by the Company are among the newest in the Courtyard hotel system, averaging only four years old. The chart below sets forth comparable performance information for fiscal years 1991 through 1993.

                                                          1993    1992    1991
                                                         ------  ------  ------
Number of properties....................................     54      54      52
Number of rooms.........................................  7,940   7,896   7,395
Average daily rate...................................... $64.58  $61.54  $61.12
Occupancy percentage....................................   79.7%   76.3%   63.7%
REVPAR.................................................. $51.47  $46.96  $38.93
REVPAR % change.........................................    9.6%   20.6%    N/A

  Residence Inns. Residence Inn is the market leader in the extended-stay lodging segment, enjoying solid customer preference, high guest satisfaction and strong intent-to-return. The extended-stay lodging segment caters primarily to business and family travelers who stay more than five consecutive nights. Residence Inns generally have 80 to 130 studio and two-story penthouse suites. Each inn features a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The Inns do not have restaurants but offer complimentary continental breakfast, and most provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces.

  The 18 Residence Inns owned by the Company are among the newest in the Residence Inn system. The chart below sets forth performance information for such Inns for fiscal years 1991 through 1993. During 1993, the Company sold the majority of its equity interest in a partnership owning eleven Residence Inns. The following table excludes information with respect to the eleven Residence Inns that are no longer consolidated with the Company as of December 31, 1993.

                                                          1993    1992    1991
                                                         ------  ------  ------
Number of properties....................................     18      18      17
Number of rooms.........................................  2,178   2,178   2,072
Average daily rate...................................... $74.70  $73.38  $73.69
Occupancy percentage....................................   84.5%   77.4%   68.7%
REVPAR.................................................. $63.12  $56.80  $50.62
REVPAR % change.........................................   11.1%   12.2%    N/A

  Fairfield Inns. The Company's economy lodging product, Fairfield Inn, is positioned to compete directly with major national economy motel chain operators. Aimed at budget conscious individual business and pleasure travelers, Fairfield Inns typically have 104 to 138 rooms. A Fairfield Inn has limited public space and does not include a restaurant, however, they do offer a complimentary breakfast program. The 30 Fairfield Inns owned by the Company are among the newest in the Fairfield Inn system. The chart below sets forth performance information for such Inns for fiscal years 1991 through 1993.

                                                          1993    1992    1991
                                                         ------  ------  ------
Number of properties....................................     30      30      30
Number of rooms.........................................  3,632   3,632   3,632
Average daily rate...................................... $39.82  $38.41  $36.46
Occupancy percentage....................................   79.3%   78.7%   71.2%
REVPAR.................................................. $31.58  $30.23  $25.96
REVPAR % change.........................................    4.5%   16.4%    N/A

  Subsequent to December 31, 1993, the Company executed a letter of intent to sell 26 of its Fairfield Inns. The net proceeds from the sale of such Inns is expected to be approximately $115 million, of which approximately $27 million will be payable in the form of a note from the purchaser. The letter of intent is non-binding, and consummation of the transaction is subject to certain conditions, including the completion of a due diligence review by the purchaser and the execution of a definitive agreement with respect to the sale. In the fourth quarter of 1993, the Company considered these Inns as held for sale and recorded a charge to earnings of $11 million to write down 15 such properties to their individual estimated net realizable value. Although these individual inns had an indicated net realizable value below their carrying value, the proposed transaction is expected to result in an aggregate gain.

CONTRACT SERVICES

  The Contract Services segment includes the Host/Travel Plazas Business and senior living communities. Host/Travel Plazas operates food, beverage and merchandise concessions at airports, travel plazas and other locations. The Company owns 14 senior living communities which are leased to Marriott International under long-term agreements.

  Host/Travel Plazas Business. The Company's Host/Travel Plazas Business is the leading operator of airport concessions in the United States with restaurants, gift shops and related facilities at 70 domestic airports and three foreign airports. The Company's foreign airport operations include concessions at two airports in New Zealand and one airport in Australia. The Company's airport concessions operate primarily under the trade name "Host" and include restaurants, cafeterias, snack bars and gift shops. Payments by the Company under operating contracts with airport authorities are typically based on percentages of sales subject to an annual minimum. The terms of such agreements vary but many have initial terms of ten or more years for food and beverage concessions, and five or more years for merchandise facilities. Additionally, the Company operates restaurants, gift shops and related facilities at 42 major tourist attractions, stadiums and arenas.

  During the fourth quarter of 1992, a wholly-owned subsidiary of the Company, acquired the airport concessions business of Dobbs Houses, Inc. for approximately $47 million, adding 32 contracts at 19 airports and two hotel gift shops to the concessions business. In addition, during 1993, the Company acquired the National Airport concession contract in Washington, D.C. for $9 million.

  The Company is also the leading operator of travel plazas in the United States, with 93 travel plazas on 14 tollroads. The Company currently operates such facilities under contracts with the highway authorities which typically extend 15 years. The highway systems are located primarily in the Mid-Atlantic, Midwest and New England states as well as in Florida. Travel plazas typically include restaurants, snack bars, vending areas and merchandise facilities.

  The Host/Travel Plazas Business now employs 17 different food, beverage and merchandise concepts at many of its airports and tollroads, including Pizza Hut, Burger King, Taco Bell, Sbarro's, Dunkin Donuts, Starbucks, TCBY yogurt, Mrs. Fields cookies, Nathan's Famous hot dogs and Cheers. As a licensee of these brands, the Company typically pays royalties based on a percentage of sales.

  In November 1993, the Host/Travel Plazas Business announced a plan to redesign its operations structure to improve the effectiveness and competitiveness of the business. Implementation of the new structure is expected to be completed in early 1994. In the fourth quarter of 1993, the Company recorded a restructuring charge of approximately $7 million, principally for severance, relocation, and the closing of certain offices.

  Senior Living Communities. The Company also owns 14 senior living communities (one of which opened in February 1994), located in seven states, which offer independent living apartments, assisted living services and skilled nursing care. Certain of these senior living communities are operated under the trade names Brighton Gardens and Stratford Court. Commencing with the Distribution, these communities are leased to and operated by Marriott International. Units open more than one year at the beginning of 1993 achieved an average occupancy rate in excess of 90 percent for 1993. Each of these properties is leased to and operated by Marriott International.

                                                          1993 (A) 1992   1991
                                                          -------- -----  -----
Number of properties.....................................     13      12      9
Number of rooms..........................................  3,589   3,437  2,359
Occupancy percentage.....................................   83.0%   72.1%  72.2%

- --------
(a) Includes a Brighton Gardens community in Port St. Lucie, Florida (128 units) completed in the third quarter of 1993 but excludes a Stratford Court community in Boca Raton (Boca Point), Florida (353 units) completed in February 1994.

  Included in the Company's total of 14 communities is The Jefferson senior living community in Arlington, Virginia which is being sold as condominium units. Approximately 96 of these units remain unsold as of December 31, 1993. The average price per unit sold in 1993 was approximately $209,000.

  Subsequent to year-end, the Company signed an agreement to sell its 14 senior living communities to an unrelated entity for $320 million which exceeds the communities' carrying value. The sale is expected to close near the end of the second quarter of 1994. Consumation of the transaction is subject to certain conditions including regulatory approvals and filings.

PARTNERSHIP INVESTMENTS

  The Company and certain of its subsidiaries also monitor the Company's partnership investments and conduct the partnership services business (the "Partnership Business"). The Company and/or its subsidiaries own an equity investment in, and serve as the managing general partner for, various partnerships which collectively own 48 Marriott full service hotels, 120 Courtyard hotels, 50 Residence Inns and 50 Fairfield Inns. In addition, the Company holds notes receivable (net of reserves) from partnerships totalling $180 million.

  As a managing general partner, the Company or its subsidiaries are responsible for the day-to-day management of partnership operations, which includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. As managing general partner, the Company or its subsidiary is usually reimbursed for the cost of providing these services.

  Hotel properties owned by the partnerships generally were acquired from the Company or its subsidiaries in connection with limited partnership offerings. These hotel properties are currently operated under existing management agreements with Marriott International. As the general partner of such partnerships, the Company and its subsidiaries oversee and monitor Marriott International's performance pursuant to these agreements.

  The Company's interests in these partnerships range from 1% to 50%. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt owed by the partnership. Partnership distributions to the Company approximated $6 million in 1993. All partnership debt is non-recourse to the Company except to the extent of limited debt service guarantees discussed below.

  The Company is contingently liable under various guarantees of debt obligations of certain of these partnerships. Such commitments are limited in the aggregate to $271 million at December 31, 1993. Management believes fundings under these guarantees will decline significantly in 1994 as the Company's obligations expire or maturities of partnership debts are extended. In most cases, fundings of such guarantees represent loans to the respective partnerships.

OTHER ASSETS AND OPERATIONS

  The Company owns 63 undeveloped parcels of vacant land originally purchased for the development of hotels or senior living communities. In addition, the Company owns a 210-acre parcel of undeveloped land in Germantown, Maryland, suitable for commercial use. The Company may sell these properties from time to time when market conditions are favorable. Some of the properties may be developed as part of a long-term strategy to realize the maximum value of these parcels.

  The Company also holds notes receivable arising from the previous disposition of properties and businesses, including its airline catering business and restaurant business.

COMPETITION

  Competition in the U.S. lodging industry is strong. Room revenues, which are determined by occupancy levels and room rates, have continued to be constrained in 1993 as a result of a slow growth economy, overbuilt markets and price-sensitive customers. However, the Company has experienced increases in occupancy and room rates in each of its lodging product lines in 1993 compared to 1992. Room supply growth is expected to be minimal over the next few years.

  The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-75 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom that peaked in 1986 but created an oversupply of hotel rooms that has not yet been fully absorbed by increased demand. The Company expects the U.S. hotel supply/demand imbalance to continue to improve gradually over the next few years.

  The Company believes that its lodging properties will enjoy competitive advantages arising from their participation in the Marriott hotel system. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Honored Guest Awards program, which awards frequent travelers with free stays at Marriott Hotels, Resorts and Suites, and by frequent stay programs established by the Courtyard (Courtyard Club) and Fairfield Inn (INNsiders
Club) systems. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates.

  In connection with the Host/Travel Plazas Business, the Company competes with several national and regional companies to obtain the rights from airport and highway authorities to operate food, beverage and merchandise concessions. To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. By providing facilities that best meet customers' needs, the Company is able to generate higher sales and thereby increase returns both to the airport and highway authorities and the Company. By generating these financial results, as well as achieving high satisfaction with the products and services provided, better positions the Host/Travel Plazas Business to be a preferred choice when renewing contracts or obtaining new ones.

  Three major Host/Travel Plazas airport contracts will expire in 1994. These contracts represent approximately 18% of the total airport concessions business annual revenue. The Company has detailed development strategies in place with respect to each of these airports in order to maintain significant presence on a profitable basis. Based on the Company's successful track record in achieving extensions of existing contracts and gaining new contracts, management expects that most of these contracts will be renewed.

EMPLOYEES

  At December 31, 1993, the Company and its subsidiaries collectively have approximately 23,000 employees engaged in the Host/Travel Plazas Business, the Ownership Business and the Partnership Business. Approximately 5,900 of the employees of the Company and its subsidiaries are covered by collective bargaining agreements.

ITEM 3. LEGAL PROCEEDINGS

  Between October 9, 1992 and approximately January 4, 1993, following the announcement of the Distribution, ten plaintiffs (United Apple Sales Incorporated Profit Sharing Trust U/A DTD 8/1/71;

Bernard Fintz, Administrator of the Fintz Pension Plan; John D. Halford, Trustee of the John D. Halford Trust; Harvey Levy, as Trustee for the National Rubber Footwear, Inc. Profit Sharing Plan; Moges Gebremariam, as Trustee for the Moges Gebremariam Profit Sharing Plan; Howard W. Bleiman; Edmond Tomlinson; Robert Seigle; Matthew Harlib and Paul L. Stone, collectively the "Class Action Plaintiffs") filed lawsuits against the Company purportedly brought on behalf of classes of holders and purchasers of Old Notes and other Senior Notes and debentures of the Company (the "Class Action Lawsuits"). The Class Action Plaintiffs were all holders, or former holders, of Old Notes. The Class Action Lawsuits were consolidated under the caption United Apple Sales Incorporated Profit Sharing Trust U/A DTD 8/1/71, et al. v. Marriott Corp., et al. in the United States District Court for the District of Maryland. A similar lawsuit filed by one of the Class Action Plaintiffs in Maryland state court was stayed pending resolution of the cases in the Unites States District Court for the District of Maryland.

  On October 29, 1992, a second group of plaintiffs (the "PPM Group") purporting to hold approximately $120 million of principal amount of Old Notes filed lawsuits against the Company (the "PPM Lawsuit"). The PPM Group consists of PPM America, Inc.; London Pacific Life and Annuity Company; Transamerica Life Insurance and Annuity Company; Transamerica Income Shares, Inc.; National Home Life Assurance Company; Commonwealth Life Insurance Company; Provident Mutual Life Insurance Company of Philadelphia; Vanguard Fixed Income Securities Fund, Inc.; Wellington Fund, Inc.; Anchor Series Trust; High Yield Plus Fund, Inc.; New America High Income Fund, Inc.; Security Mutual Life Insurance Company of New York; Security Equity Life Insurance Company; and Utica National Life Insurance Company. People's Security Life Insurance Company, which purchased approximately $16 million in Old Notes, was later added as an additional plaintiff in the PPM Lawsuit. The PPM group alleges that it has incurred damages of approximately $30 million.

  On or about March 25, 1993, the State Board of Administration of Florida (the "Florida Plaintiff"), purporting to hold approximately $7.5 million principal amount of Old Notes, filed an additional lawsuit purportedly brought on behalf of certain classes of holders of Old Notes and other Senior Notes and debentures of the Company (the "Florida Lawsuit"). The Florida Lawsuit has been consolidated with the PPM Lawsuit.

  The Class Action Lawsuits and the Florida Lawsuit alleged, among other things, that (i) the Distribution, if effected, would violate the terms of the Old Note Indenture, (ii) federal securities laws (and similar state laws) had been violated in connection with the sale by the Company of certain series of its Old Notes (the "Disclosure Claims"), (iii) the Distribution, if effected, would be a fraudulent conveyance as to creditors of the Company and (iv) the Distribution, if effected, would constitute a breach of fiduciary duty and a breach of implied covenants of good faith and fair dealing allegedly owed by the Company to holder of Old Notes. The PPM Lawsuit is limited to claims that the sale by the Company of certain series of its Old Notes was fraudulent and violated federal securities laws and similar state laws. The Company has counterclaimed against certain members of the PPM Group, asserting tortious interference with business relationships.

  The Company reached an agreement to settle the Class Action Lawsuits (the "Class Action Settlement"), which settlement was approved by the United States District Court on August 30, 1993. The Class Action Settlement disposes of all legal claims challenging the Distribution, other than Disclosure Claims by certain holders and former holders of Old Notes (principally members of the PPM Group and the Florida Plaintiff) who have "opted out" of the Class Action Settlement. The Florida Plaintiff has filed an appeal with the United States Court of Appeals for the Fourth Circuit, challenging the District Court's approval of the Class Action Settlement.

  As part of the Class Action Settlement, the Company effected the Exchange Offer, paid certain legal fees and expenses of the Class Action Plaintiffs and agreed to issue warrants to purchase up to 7.7 million shares of the Company's common stock, subject to acceptance by 100% of the class of claimants. Such warrants would be exercisable for five years after the Distribution, at $8.00 per share during the first three years and $10.00 per share during the last two years. The warrants are not expected to be issued until the appeal by the Florida Plaintiff is resolved.

  The PPM Group and the Florida Plaintiff continue to litigate their Disclosure Claims. On December 17, 1993, the Company filed a motion for summary judgement asking the District Court to enter judgment in favor of the Defendants on all the claims. The PPM Group also filed a motion for summary judgment with respect to the Company's counterclaim. Final briefs by the parties were submitted on March 4, 1994, argument on these motions took place on March 11, 1994 and the parties are awaiting decision from the court. The Company believes the Disclosure Claims are without merit and that the litigation pursued by those who have opted out of the Class Action Settlement will not have a material effect of the financial condition of the Company. Nevertheless, there can be no certainty as to the ultimate outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange and on several regional exchanges, and since consummation of the Distribution is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape and traded during such periods under the symbol "MHS," and the cash dividends paid per share of common stock. Except for the fourth quarter of fiscal 1993, all periods presented in the table below were prior to the Distribution. Therefore the stock prices and dividends paid are not indicative of the Company's current stock price or dividend policies. As of December 31, 1993, there were approximately 66,413 holders of record of common stock.

                                                                         CASH
                                                                       DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
1992
  1st Quarter......................................... $19 5/8 $15 3/4   $.07
  2nd Quarter.........................................  18      13 3/8    .07
  3rd Quarter.........................................  17 1/2  15 1/8    .07
  4th Quarter.........................................  21 7/8  16 7/8    .07
1993
  1st Quarter......................................... $27 3/8 $20 3/4   $.07
  2nd Quarter.........................................  26 5/8  24        .07
  3rd Quarter.........................................  29      24 3/8    .07
4th Quarter
  pre-Distribution....................................  33 3/8  27 5/8    --
  post-Distribution (1)...............................  10       6 1/8    --

- --------
(1) The Company currently intends to retain future earnings, if any, for use in its business and does not currently anticipate paying dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA (in millions, except per share amounts)

                                    1993(1)(2) 1992(2)  1991  1990(3) 1989(4)(5)
                                    ---------- ------- ------ ------- ----------
Sales.............................    $1,791   $8,722  $8,331 $7,646    $7,536
Operating profit before corporate
 expenses and interest............       156      483     464    353       535
Interest expense..................       201      235     251    183       185
Income before extraordinary item
 and cumulative effect of account-
 ing changes (6)..................        57       85      82     47       181
Net Income........................        50       85      82     47       177
Earnings per common share:(7)
  Income before extraordinary item
   and cumulative effect of ac-
   counting changes (6)...........       .40      .64     .80    .46      1.62
  Net Income......................       .35      .64     .80    .46      1.58
Total Assets......................     3,893    6,346   6,509  7,034     6,600
Long-term debt(8).................     2,099    2,960   3,189  3,598     3,050
Cash dividends declared per common
 share............................       .14      .28     .28    .28       .25

- --------
(1) Operating results for 1993 include the operations of Marriott International only through the Distribution date of October 8, 1993. These operations had a net pre-tax effect on income of $211 million and are recorded as "Profit from operations distributed to Marriott International" on the Company's consolidated statement of operations for 1993 and are, therefore, not included in sales, operating profit before corporate expenses and interest, interest expense and interest income for the same period. The net pre-tax effect of these operations is, however, included in income before income taxes, extraordinary item and cumulative effect of changes in accounting principles and in net income for 1993.
(2) Operating results in 1993 and 1992 included pre-tax costs related to the Distribution totaling $13 million and $21 million, respectively, and a $7 million pre-tax restructuring charge for Host/Travel Plazas in 1993.
(3) Operating results in 1990 included pre-tax Restructuring charges and writeoffs, net of certain non- recurring gains, of $153 million related to continuing operations.
(4) Operating results in 1989 included pre-tax Restructuring charges and writeoffs of $256 million related to continuing operations, a $231 million pre-tax gain on the transfer of the airline catering division, and a $39 million after-tax charge recorded in conjunction with the planned disposal of restaurant operations.
(5) The Company's restaurant operations were discontinued in 1989.
(6) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted in the first fiscal quarter of 1993. In the second fiscal quarter of 1993, the Company changed its accounting method for assets held for sale. Also, the Company recognized a $5 million loss (net-of-tax) on the completion of the Exchange Offer.
(7) Earnings per common share is computed on a fully diluted basis by dividing net income available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities.
(8) Includes convertible subordinated debt of $20 million at December 31, 1993, $228 million at January 1, 1993 and $210 million at January 3, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  As described in Part I, Items 1 & 2, "Business and Properties", on October 8, 1993, the Company completed the Distribution, Exchange Offer and Restructuring. As a result, the assets, liabilities, and business operations of the Company as of December 31, 1993 and for the fiscal year then ended have changed substantially.

  Accordingly, the December 31, 1993 consolidated financial statements differ substantially compared to the 1992 consolidated financial statements. In particular, the most significant differences relate to the following:

. The 1992 and 1991 consolidated statements of operations include revenues, operating costs and expenses, corporate expenses, interest expense and interest income of operations distributed to Marriott International on October 8, 1993. In the 1993 consolidated statement of operations, such operations through the Distribution Date are combined and included as "Profit from operations distributed to Marriott International." See Note 2 to the consolidated financial statements.

. As described in Note 1 to the consolidated financial statements, the Company included the sales and operating expenses of its owned hotels in lodging revenues and lodging operating costs and expenses, respectively, prior to the Distribution. Subsequent to the Distribution, lodging revenues represent house profit from these properties. House profit represents hotel operating results less property level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

  Due to these substantial differences in comparability between the Company's historical operating results for 1993 versus 1992, management believes that it is more meaningful and relevant in understanding the present and ongoing Company operations to compare the Company's pro forma operating results for 1993 and 1992. Accordingly, the Company's pro forma consolidated statements of operations for fiscal 1993 and 1992 are presented below. These pro forma consolidated statements of operations were prepared as if the Distribution, Exchange Offer, Restructuring and the implementation of the various related agreements entered into with Marriott International, including the lodging management and senior living community leases, occurred at the beginning of each period and include only the operations of the businesses retained by the Company, and exclude, among other items, certain non-recurring costs. These non-recurring costs include (i) costs of the Distribution of $13 million in 1993 and $21 million in 1992, (ii) an extraordinary loss related to the completion of the Exchange Offer of $5 million, net-of-tax, (iii) the cumulative effect of a change in accounting for income taxes ($30 million credit) adopted in the first quarter of 1993 and (iv) the cumulative effect of a change in accounting for assets held for sale ($32 million after-tax charge) adopted in the second quarter of 1993. See the notes to the consolidated financial statements for discussion of the Distribution, Exchange Offer, Restructuring and the related transactions and agreements.

  The following pro forma consolidated statements of operations for 1993 and 1992 and the management's discussion and analysis related thereto are presented in the format that the Company intends to use in its future filings. This format breaks down the Company's operations into the Real Estate Group, consisting of the results of all of the Company's owned hotel properties and senior living communities as well as its partnership investments and investments in certain other financial assets, and the Operating Group, consisting of the Host/Travel Plazas Business and certain discontinued restaurant operations. These pro forma consolidated statements of operations do not purport to be indicative of results which may occur in the future.

  The following pro forma consolidated statements of operations and related analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part II, Item 8.

                                                             FISCAL YEARS
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
                                                         (IN MILLIONS, EXCEPT
                                                          PER SHARE AMOUNTS)
Revenues
 Real Estate Group
  Hotels...............................................  $      251  $      239
  Senior living communities............................          23          21
  Net gains(losses) on property transactions...........          (1)          3
                                                         ----------  ----------
                                                                273         263
                                                         ----------  ----------
 Operating Group
  Airports.............................................         690         566
  Travel Plazas........................................         296         279
  Other................................................          95          90
                                                         ----------  ----------
                                                              1,081         935
                                                         ----------  ----------
   Total revenues......................................       1,354       1,198
                                                         ----------  ----------
Operating Costs and Expenses
 Real Estate Group
  Hotels...............................................         157         151
  Senior living communities............................          12          10
  Other................................................          25          21
                                                         ----------  ----------
                                                                194         182
                                                         ----------  ----------
 Operating Group
  Airports.............................................         659         523
  Travel Plazas........................................         282         261
  Other (including Restructuring charges of $7 million
   in 1993)............................................          97          94
                                                         ----------  ----------
                                                              1,038         878
                                                         ----------  ----------
   Total operating costs and expenses..................       1,232       1,060
                                                         ----------  ----------
Operating Profit
 Real Estate Group.....................................          79          81
 Operating Group.......................................          43          57
                                                         ----------  ----------
  Operating profit before corporate expenses and inter-
   est.................................................         122         138
Corporate expenses.....................................         (28)        (24)
Interest expense.......................................        (190)       (198)
Interest income........................................          26          28
                                                         ----------  ----------
Loss before income taxes, extraordinary item and ac-
 counting changes......................................         (70)        (56)
Benefit for income taxes...............................         (10)        (19)
                                                         ----------  ----------
Loss before extraordinary item and accounting changes
 (1)(2)................................................  $      (60) $      (37)
                                                         ==========  ==========
Loss per common share before extraordinary item and ac-
 counting changes......................................  $     (.51) $     (.33)
                                                         ==========  ==========
Weighted average shares outstanding (3)................       116.7       112.2
                                                         ==========  ==========

- --------
(1) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" was adopted in the first fiscal quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. See the notes to the consolidated financial statements included in Part II, Item 8.

(2) The Company recognized a $5 million loss (net-of-tax) on the completion of the Exchange Offer. See Note 2 to the consolidated financial statements included in Part II, Item 8.
(3) Based on weighted average common shares of Marriott Corporation adjusted to reflect (i) the conversion of Marriott Corporation preferred stock into
    10.6 million shares of common stock prior to the Distribution, and (ii) the issuance by Marriott Corporation of 1.8 million shares of its common stock, prior to the Distribution, in connection with the refinancing of certain of its senior debt.

  The Company reported a pro forma loss before extraordinary item and accounting changes in 1993 of $60 million, versus the 1992 pro forma loss of $37 million. Comparisons of the pro forma 1993 results to the preceding year were affected by the following items:

. The $11 million charge recorded in 1993 to write down the carrying value of Fairfield Inns held as available for sale.

. The restructuring costs of $7 million recorded in 1993 as a result of the reorganization of the Operating Group.

. The effect on the income tax provision in 1993 resulting from the increase in corporate income tax rates due to tax legislation.

  Excluding the impact of these items, the loss before extraordinary item and accounting changes was relatively unchanged between years.

  Hotel revenues represent house profit which is hotel operating results less property-level expenses, excluding depreciation, property taxes, ground rent expense, insurance and management fees. As described in Note 1 to the consolidated financial statements, subsequent to the Distribution, the Company does not report the gross operations of the individual hotels but, rather, the net results which are distributed to it in accordance with the terms of the management agreements. Revenues and operating costs and expenses have been reclassified in the pro forma operating data to reflect those operations consistently with the new policy. Pro forma hotel revenues increased 5% from $239 million in 1992 to $251 million in 1993 due to (i) the combined increase in room revenues generated per available room (REVPAR) for comparable properties of approximately 7% and (ii) higher house profit margins offset by the sale of seven properties in mid-1992.

  Hotel operating profits increased 7% over 1992 to $94 million as a result of increased revenues, as discussed above, offset by higher ground rent expense and management fees tied to improved property performance. Excluding the impact of the Fairfield Inn write-down in 1993, the sale of seven full service hotels and 13 Courtyard hotels in 1992 and higher deferred gain amortization in 1992, the Real Estate Group's operating profit increased 29% to $90 million in 1993.

  Senior living community revenues consist of rentals earned under the lease agreements with Marriott International. The terms of the leases call for annual payments of $28 million (with all 14 properties fully operational) plus a percentage of certain annual revenues from operation of the facilities in excess of $72 million on a combined basis. The increase in pro forma revenues is due to the opening of additional properties through 1993 and the corresponding commencement of the rental payments for such properties. On March 17, 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated entity for $320 million, which represents an amount in excess of the communities' carrying value. The agreement, which is subject to certain conditions, including regulatory approvals and filings, is expected to close in June 1994.

  Operating profits for senior living communities represent rentals less depreciation expense. The increase in operating profits for these senior living communities in 1993 is in direct relation to their increase in revenues.

  Net gains (losses) on property transactions consists of gains and losses on the sale of real estate or financial assets. Included, as well, are writedowns in connection with other property-related transactions. Such transactions are included in lodging operating profit in the Company's historical consolidated financial statements with respect to owned hotel transactions and corporate expenses with respect to partnership and other financial asset transactions. In 1993, profits were earned from the sales of the Company's interests in the Boston Copley Marriott and The Jefferson senior living community condominium units and were reduced by the charge recorded to write down the carrying value of certain Fairfield Inns held as available for sale and by certain partnership transactions. The amount of net gain on property transactions in 1992 primarily consisted of gains on the sales of condominium units at The Jefferson.

  Included in Other Expenses for the Real Estate Group are the net equity in earnings for the Company's equity investments in partnerships and the carrying costs of the Company's undeveloped land parcels. Such expenses are included in Corporate expenses in the Company's historical consolidated financial statements. There was an increase in these expenses to $25 million in 1993, principally from an increase in the proportion of losses recorded for the New York Marriott Marquis partnership.

  Revenues for the Operating Group grew by 16% in 1993 to $1,081 million due to the acquisition of 32 Dobbs contracts in September 1992. Operating profit for the Operating Group was down 12% from the prior year to $43 million excluding restructuring charges of $7 million, despite higher revenues. This decline was due to (i) higher employee benefit costs, (ii) reduced operating efficiencies as locally and minority-owned business participation reduced market share and
(iii) higher rents and depreciation expense for certain contracts. Depreciation increased $13 million (24%) on higher asset balances, principally from the Dobbs contract acquisitions.

  During the fourth quarter of 1993, the Company recorded a $7 million pre-tax restructuring charge for the costs of redesigning its operating structure. Such costs primarily consist of severance payments, relocation charges and the costs of vacating certain office locations. The Company expects most of these expenditures to be incurred in the first quarter of 1994.

  Corporate expenses include executive management and administrative costs. On a pro forma basis, these costs were up $4 million in 1993 to $28 million, principally due to increased minority interest expense and higher administrative costs.

  Interest expense decreased by 4% to $190 million in 1993 due to the paydown in debt from the proceeds of hotel sales in 1992 and other asset sales occurring in late 1993. Declining interest rates on variable rate debt also had a favorable impact on interest expense.

  The Company also considers Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash items ("EBITDA") to be an insightful measure of the Company's operating performance due to the significance of the Company's long-lived assets. EBITDA measures the Company's economic profitability, its ability to service debt, fund capital expenditures and expand the business, however, such information should not be considered as an alternative to net income, operating performance or any other performance measure prescribed by generally accepted accounting principles.

  The Company's pro forma EBITDA increased by 5% to $346 million in 1993. After excluding the EBITDA from hotels sold during 1992 of $12 million, the pro forma EBITDA increase was 9%.

  For the year, the Company reported $224 million of pro forma EBITDA for its Real Estate Group, including $179 million of pro forma EBITDA from its hotels ($66 million for full service hotels, $113 million for Courtyard, Residence Inn and Fairfield Inn branded hotels) and $24 million from senior living communities. The remaining $21 million of real estate pro forma EBITDA primarily relates to gains on sales, partnership distributions and senior living community condominium dispositions.

  The Company's Host/Travel Plazas Operating Group, the nation's leading operator of airport and tollroad food, beverage and merchandise concessions, contributed $116 million of pro forma EBITDA.

  The remaining pro forma EBITDA was primarily earned from interest income on notes receivable net of corporate expenses.

HISTORICAL RESULTS OF OPERATIONS

  The following discussion represents an analysis of the comparative operating results of the Company for 1992 versus 1991 on an historical basis, including the operations of Marriott International for both periods as these operations were not distributed to shareholders until October 8, 1993.

 1992 Compared to 1991

  Net Income totaled $85 million in 1992, compared to $82 million in 1991, on a 5% increase in sales. The Company's earnings per common share were $.64, down from $.80 in 1991. Comparisons of 1992 earnings to the preceding year were affected by several noncomparable items, including operating results and financing costs for recently opened lodging and senior living services properties, reduced gain amortization from earlier asset sales, lodging dispositions in both years, the issuance of preferred stock in 1991, and approximately $21 million of costs related to the Distribution planned for 1993.

  Excluding the impact of these items, the Company's operating profit and net income increased by 11% and 56%, respectively, principally due to strong improvement in four of the Company's five lodging divisions and growth in its senior living services operations.

  Lodging sales and operating profit both increased 4% in 1992. Excluding the impact of the noncomparable items cited above, lodging profits were up 14% compared to the preceding year. Lodging sales growth was generated primarily by the net addition of 107 hotels (16,750 rooms) since the beginning of 1991, and higher occupancy rates. Average room rates across the Marriott system increased slightly. Food and beverage sales were flat with the prior year due to more rapid expansion of product lines with limited food service facilities, and the closing of certain low volume restaurants. At year-end 1992, the Company's lodging business encompassed 746 hotels with over 167,000 rooms, including the net addition of 48 hotels (5,800 rooms) during 1992.

  Marriott Hotels, Resorts and Suites, the full service lodging division, posted increases in occupancy for comparable U.S. hotels of two percentage points for 1992--to the mid-70s--while the average room rate was unchanged. Profits were flat excluding the impact of the aforementioned noncomparable items.

  Courtyard, the moderate price lodging product, posted strong increases in sales and profits for 1992. Occupancy for comparable units advanced nearly eight percentage points for 1992 to the upper 70s. Average room rates were slightly lower, reflecting the division's strategy of increasing occupancy and total revenues. Reduced administrative expenses also improved results.

  Residence Inn, the extended stay lodging product, reported solid sales and profit growth for 1992. Occupancy for comparable units increased nearly three percentage points--to the low 80s--as business travel and weekend leisure business improved from 1991 levels. Average room rates were slightly higher.

  Fairfield Inn, the economy lodging product, generated higher sales and profits for 1992 on occupancy growth of more than three percentage points--to the upper 70s--for comparable units. Average room rate growth matched inflation.

  Marriott Ownership Resorts, the timeshare division, posted higher sales and profits in 1992 due to increased sales at existing timesharing properties, the addition of two new properties, and greater cost efficiencies in marketing and product development.

  Contract Services reported increases in sales and operating profit of 6% and 3%, respectively, compared to 1991, largely due to significant growth for Marriott Senior Living Services, although all four divisions in the group reported higher sales.

  Marriott Management Services, benefitted from increased profits in its health care, higher education and school services divisions. Overall results increased only modestly due to the offsetting effect of losses at a west coast laundry facility and lower profits for Canadian operations.

  Host/Travel Plazas results were helped by operating efficiencies, and the increased travel resulting from low summer airfares, the September 1992 acquisition of the Dobbs airport concessions, and improved performance in stadiums and arenas. However, lower profits reflected reduced results on several major tollroads served by the Company, and at merchandise operations in Las Vegas and Atlantic City.

  Marriott Senior Living Services reported strong sales and profit increases in 1992, aided by the sale of condominium units at a new retirement community in the Washington, D.C. area, and the maturing of units opened in prior years. Occupancy for comparable units increased by more than nine percentage points to nearly 90 percent.

  Marriott Distribution Services had higher sales in 1992. Profits were slightly lower due to costs associated with new distribution center openings, and reduced volume at certain distribution centers resulting from the Company's disposition of its family restaurant division.

  Corporate expenses increased 16% in 1992 due to $21 million of costs associated with the Distribution. Corporate expenses decreased 3% in 1992 excluding these costs, following a 19% decline in the preceding year. After a major administrative downsizing program conducted in 1990-91, the Company eliminated additional administrative staff positions in 1992.

  Interest expense declined 6% in 1992 due to lower average borrowings as well as lower interest rates, which were partially offset by reduced interest capitalization. Interest income was down 28% primarily as a result of lower temporary cash investments. The Company's effective tax rate was 43.3% in 1992 compared to 43.4% in the preceding year.

  During 1992, the Company sold thirteen Courtyard hotels for $146 million in a sale/leaseback transaction. The Company also sold seven full service hotels in 1992 for total proceeds of $200 million. Pre-tax gains on these full service hotel sales of approximately $15 million were offset by adjustments to previously established reserves, resulting in no net gain or loss. Most of the reserve adjustment was a valuation allowance, related to the in-substance foreclosure of a 28.7% interest in the Times Square Hotel Company (the owner of the New York Marriott Marquis hotel), equal to the difference between the estimated fair value of the in-substance foreclosed ownership interest and the carrying amount of the receivable.

 Sources and Uses of Capital

  The Company has historically funded its capital requirements with a combination of operating cash flow, proceeds from sales of hotels and other properties, and debt and equity financing. Operating cash flow is generated principally by the Company's Ownership Business and by the Host/Travel Plazas Business. The Company believes that financial resources from ongoing operations as well as funds available under the Revolving Line of Credit from Marriott International will be sufficient to enable it to meet its debt service needs and finance its capital expenditures for the foreseeable future.

  Financing Activities. The Company had long-term debt of $2.1 billion at December 31, 1993. Substantially all of this debt carries fixed interest rates and the weighted average rate approximated 9.2% at December 31, 1993. The Company is also party to $500 million aggregate notional amount of interest rate exchange agreements. These agreements require the Company to pay interest based on specified floating rates (average rate 3.5% at December 31, 1993) and collect interest at fixed rates (average rate of 7.6% at December 31, 1993) through 1997.

  The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totaled $3 billion at December 31, 1993, $1.8 billion of which had not been pledged or mortgaged. The Company may secure long-term financing and (subject, among other things, to compliance with its existing debt agreements, including requirements to use the proceeds of certain refinancings to repay indebtedness) may use unencumbered assets as security for future financings, if such financings are determined to be advantageous. Such financings could take the form of traditional secured real estate financings or could be effected through vehicles such as formation of a real estate investment trust (REIT) or collateralized mortgage financings.

  In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. The Company currently has outstanding agreements to sell substantially all of its Fairfield Inns and all of its senior living properties. In cases where there is an intent to sell particular properties, the Company assesses impairment of each individual property to be sold, on the basis of expected sales price less estimated costs of disposal. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value. As previously discussed, the Company recorded an $11 million charge in the fourth quarter of 1993 to write-down 15 individual Fairfield Inn properties to their net realizable value although the overall sales transaction is anticipated to generate a gain.

  All of the Fairfield Inns and the senior living communities to be sold are owned by subsidiaries of Hospitality, the issuer of the New Notes. Under the terms of the New Note Indenture, Hospitality will be obligated to use 50% of the net proceeds of these asset sales to prepay New Notes on a pro rata basis and must offer to utilize an additional 25% of the net proceeds to make additional New Note prepayments on a pro rata basis.

  In January 1994, the Company completed the sale of 20.1 million shares of its common stock for net proceeds of $231 million.

  Lodging properties formerly held for sale. Historically, the Company developed and sold lodging properties to syndicated limited partnerships, while continuing to operate the properties under long-term agreements. Those agreements provided the Company with specified percentages of sales and operating profits as compensation for operating the properties for the owners.

  Most lodging properties developed by the Company since the early 1980s were reported as assets held for sale prior to 1992. The Company used this classification because the sale of newly-developed lodging properties, subject to long-term operating agreements, was the principal method of financing the Company's lodging property development during this period. Sales of such properties also enabled the Company to transfer the risk of real estate ownership. Most of these properties were in the Company's Courtyard, Fairfield Inn and Residence Inn brands, and were sold in large groups with a balanced geographical mix of properties of the same brand.

  In April 1992, as a result of continuing unfavorable conditions in the real estate markets, the Company decided it was no longer appropriate to view such sales of lodging properties as a primary means of long-term financing. Accordingly, the Company discontinued classification of these properties as assets held for sale.

  During the period the Company classified lodging properties as assets held for sale, it determined the net realizable value of such assets on a property-by-property basis in the case of full service hotels, resorts and suites, and on an aggregate basis, by brand, in the case of its limited service (i.e., Courtyard, Fairfield Inn and Residence Inn) lodging properties. On this basis, carrying value of these properties was not in excess of their net realizable value based on estimated selling prices, although, as a result of deteriorating market conditions, certain individual properties within a limited service brand had carrying values in excess of their estimated selling prices. In certain cases, these unrealized losses related to properties constructed during 1990 and 1991 where total development and construction costs exceeded net realizable value. Following the reclassification of these properties, the Company assesses impairment of its owned real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value.

  Beginning in the second fiscal quarter of 1993, under a new accounting policy adopted by the Company, net realizable value of assets held for sale are determined on a property-by-property basis as to all lodging properties, whereas formerly such determination was made on an aggregate basis by hotel brand as to Courtyard hotels, Fairfield Inns and Residence Inns. The after-tax cumulative effect of this change on years prior to 1993 of $32 million was recorded in the quarter ended June 18, 1993. The reduction in the annual depreciation charge as a result of this change did not have a material effect on 1993 results of operations.

  Capital Expenditures and Acquisitions. Management estimates that capital spending for renovation and refurbishment of the Company's existing lodging properties will approximate $45 million annually. The majority of this amount is expected to be reserved in accordance with the terms of the management agreements for the lodging properties. Additionally management anticipates that an additional $50 million will be spent annually to maintain and expand the Host/Travel Plazas Business.

  In addition, the Company is completing construction of two hotels. Capital expenditures for these projects were $60 million in 1993 (including amounts incurred before the Distribution), and are estimated to be $125 million in 1994 and $50 million in 1995. The Company has obtained a $40 million industrial development bond to finance a portion of the construction costs for the Philadelphia Airport Hotel and will receive mortgage financing from Marriott International of up to $125 million to finance 60% of the development and construction costs for the Philadelphia Convention Center Hotel, of which approximately $40 million was borrowed as of December 31, 1993. The remaining portion of capital expenditures will be funded from operating cash or borrowings under the Revolving Line of Credit with Marriott International.

  Capital expenditures amounted to $235 million in 1993 compared to $210 million in 1992. Proceeds from sales of assets totaled $83 million in 1993, compared to $484 million in 1992. Asset dispositions during 1992 included the sale of 13 Courtyard hotels for $146 million in a sale/leaseback transaction, 203 family restaurants for total proceeds of $84 million and seven full service hotels for total proceeds of $200 million.

  In September 1992, the Company acquired 32 Dobbs House concession contracts at 19 airports for approximately $47 million. In addition, during 1993, the Company acquired the National Airport concession contract in Washington, D.C. for $9 million.

  The Company expects to use the majority of the net proceeds of its January 1994 common stock offering for acquisitions of full service lodging properties or related assets, to the extent that attractive acquisition opportunities become available. The Company may seek additional debt or equity financing in connection with such acquisitions, including debt secured by properties acquired. The Company believes it will have adequate sources of funding to permit it to pursue its acquisition strategy.

  Partnership Activities. The Company serves as the managing general partner of numerous limited partnerships which own hotels. Debt of the hotel limited partnerships is typically secured by first mortgages on the properties and generally is nonrecourse to the partners. However, the Company has committed to advance amounts to affiliates, if necessary, to cover certain future debt service requirements. Such commitments were limited, in the aggregate, to $271 million at December 31, 1993. Funding under these guarantees amounted to $14 million in 1993 and should decline significantly in 1994 as the Company's obligations expire or maturities of partnership debt are extended.

  Divestitures. The Company disposes of businesses that no longer meet its financial return or growth objectives. In 1989, the Company divested its airline catering business for over $500 million. In 1990, the Company sold its fast food restaurant division for more than $365 million. In 1991, 138 family restaurants were sold. The Company sold 10 family restaurants in 1993 and 203 family restaurants in 1992 for cash proceeds of $4 million and $23 million, respectively.

  Revolving Line of Credit. An additional source of liquidity for the Company is the $630 million Revolving Line of Credit from Marriott International available through 2007. As of December 31, 1993, $193 million was outstanding under the Revolving Line of Credit.

  Inflation. The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the operator's ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation can be passed on immediately to customers.

  The Host/Travel Plazas Business expenses are similarly impacted by inflation, especially with regard to employee benefits. While price increases can be instituted as inflation occurs, several contracts require landlord approval before prices can be increased. Over time, this should not inhibit the Company's ability to raise prices and improve profitability.

  Nearly all of the Company's debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                           PAGE
                                                                           -----
Report of Independent Public Accountants..................................    21
Consolidated Balance Sheets...............................................    22
Consolidated Statements of Income.........................................    23
Consolidated Statements of Shareholders' Equity...........................    24
Consolidated Statements of Cash Flows.....................................    25
Notes to Consolidated Financial Statements................................ 26-45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation (formerly Marriott Corporation) and subsidiaries as of December 31, 1993 and January 1, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 31, 1993 and January 1, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Notes 3 and 7 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for assets held for sale and income taxes.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at
Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.

Washington, D.C.
February 25, 1994

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 1993 AND JANUARY 1, 1993
                                 (IN MILLIONS)

                                                                 1993    1992
                                                                ------- ------
                            ASSETS
Current Assets
  Cash and cash equivalents.................................... $   103 $  325
  Accounts receivable..........................................     112    606
  Inventories, at lower of average cost or market..............      52    316
  Other current assets.........................................     110    249
                                                                ------- ------
                                                                    377  1,496
                                                                ------- ------
Property and Equipment.........................................   3,026  3,461
Investments in Affiliates......................................     211    381
Intangibles....................................................      25    452
Notes Receivable and Other.....................................     254    556
                                                                ------- ------
                                                                $ 3,893 $6,346
                                                                ======= ======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable............................................. $    86 $  710
  Accrued payroll and related benefits.........................      41    331
  Other current liabilities....................................     110    434
  Notes payable and capital leases.............................     400     21
                                                                ------- ------
                                                                    637  1,496
                                                                ------- ------
Long-term Debt.................................................   2,079  2,732
Deferred Income................................................      26    119
Deferred Income Taxes..........................................     487    585
Other Long-term Liabilities....................................     139    401
Convertible Subordinated Debt..................................      20    228
                                                                ------- ------
Total liabilities..............................................   3,388  5,561
                                                                ------- ------
Shareholders' Equity
  Convertible preferred stock..................................      14    200
  Common stock, 129.7 million and 105 million shares issued,
   respectively................................................     130    105
  Additional paid-in capital...................................     253     34
  Retained earnings............................................     108    555
  Treasury stock, 4.2 million common shares in 1992, at cost...     --    (109)
                                                                ------- ------
Total shareholders' equity.....................................     505    785
                                                                ------- ------
                                                                $ 3,893 $6,346
                                                                ======= ======

                See Notes To Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

   FISCAL YEARS ENDED DECEMBER 31, 1993, JANUARY 1, 1993 AND JANUARY 3, 1992
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                       1993    1992     1991
                                                      ------  -------  -------
SALES
  Lodging...........................................  $  614  $ 4,551  $ 4,379
  Contract Services.................................   1,177    4,171    3,952
                                                      ------  -------  -------
                                                       1,791    8,722    8,331
OPERATING COSTS AND EXPENSES
  Lodging...........................................     515    4,218    4,061
  Contract Services (including restructuring charges
   of $7 million in 1993)...........................   1,120    4,021    3,806
                                                      ------  -------  -------
                                                       1,635    8,239    7,867
OPERATING PROFIT
  Lodging...........................................      99      333      318
  Contract Services.................................      57      150      146
                                                      ------  -------  -------
  Operating profit before profit from distributed
   operations, corporate expenses and interest......     156      483      464
Corporate expenses, (including restructuring charges
 of $13 million and $21 million in 1993 and 1992,
 respectively)......................................     (63)    (129)    (111)
Interest expense....................................    (201)    (235)    (251)
Interest income.....................................      26       31       43
Profit from operations distributed to Marriott In-
 ternational, Inc...................................     211      --       --
                                                      ------  -------  -------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES.........................................     129      150      145
Provision for income taxes..........................      72       65       63
                                                      ------  -------  -------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES.........      57       85       82
Extraordinary item -- Loss on extinguishment of debt
 (net of income taxes of $4 million)................      (5)     --       --
Cumulative effect of a change in accounting for in-
 come taxes.........................................      30      --       --
Cumulative effect of a change in accounting for
 assets held for sale (net of income taxes of $22
 million)...........................................     (32)     --       --
                                                      ------  -------  -------
NET INCOME..........................................  $   50  $    85  $    82
Dividends on preferred stock........................      (8)     (17)      (1)
                                                      ------  -------  -------
NET INCOME AVAILABLE FOR COMMON STOCK...............  $   42  $    68  $    81
                                                      ======  =======  =======
EARNINGS PER COMMON SHARE
Income before extraordinary item and cumulative
 effects of accounting changes......................  $  .40  $   .64  $   .80
Extraordinary item -- Loss on extinguishment of debt
 (net of income taxes)..............................    (.04)     --       --
Cumulative effect of a change in accounting for in-
 come taxes.........................................     .25      --       --
Cumulative effect of a change in accounting for
 assets held for sale (net of income taxes).........    (.26)     --       --
                                                      ------  -------  -------
NET INCOME..........................................  $  .35  $   .64  $   .80
                                                      ======  =======  =======

                See Notes To Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   FISCAL YEARS ENDED DECEMBER 31, 1993, JANUARY 1, 1993 AND JANUARY 3, 1992

    COMMON                                  CONVERTIBLE        ADDITIONAL
    SHARES                                   PREFERRED  COMMON  PAID-IN   RETAINED TREASURY
  OUTSTANDING                                  STOCK    STOCK   CAPITAL   EARNINGS  STOCK
- -------------------------------------------------------------------------------------------
 (IN MILLIONS)                                  (IN MILLIONS, EXCEPT PER COMMON SHARE)
                Balance, December 28,
      93.6      1990....................       $--      $ 105    $  69     $ 528    $ (295)
        --      Net income..............        --        --       --         82       --
                Issuance of convertible
        --      preferred stock.........        200       --        (5)      --        --
       1.5      Common stock issued for
                employee stock purchase
                and stock option plans..        --        --       (22)      --         40
                Cash dividends ($.28 per
        --      share)..................        --        --       --        (27)      --
                Deferred stock compensa-
        .4      tion....................        --        --        (2)      --         11
                Foreign currency trans-
        --      lation adjustments......        --        --        (5)      --        --
- -------------------------------------------------------------------------------------------
                Balance, January 3,
      95.5      1992....................        200       105       35       583      (244)
        --      Net income..............        --        --       --         85       --
       5.0      Common stock issued for
                employee stock purchase,
                stock option, and profit
                sharing plans...........        --        --        (1)      (68)      127
        --      Cash dividends on common
                stock ($.28 per share)....      --        --       --        (28)      --
        --      Cash dividends on con-
                vertible preferred stock
                ($4.125 per share)........      --        --       --        (17)      --
                Deferred stock compensa-
        .3      tion....................        --        --         2       --          8
                Foreign currency trans-
        --      lation adjustments......        --        --        (2)      --        --
- -------------------------------------------------------------------------------------------
                Balance, January 1,
     100.8      1993....................        200       105       34       555      (109)
        --      Net income..............        --        --       --         50       --
        --      Distribution of stock of
                Marriott
                International, Inc......        --        --       (40)     (417)      --
       7.5      Common stock issued for
                the comprehensive stock
                and employee stock pur-
                chase plans.............        --          4       10       (53)       99
        --      Cash dividends on common
                stock ($.14 per share)....      --        --       --        (14)      --
        --      Cash dividends on con-
                vertible preferred stock
                ($2.062 per share)........      --        --       --         (8)      --
                Conversion of subordi-
       8.3      nated debt..............        --          8       15       --        --
       1.8      Common stock issued in
                conjunction with the Ex-
                change Offer............        --          2       58       --        --
      10.9      Conversion of preferred
                stock to common stock...       (186)       11      175       --        --
                Deferred stock compensa-
        .4      tion....................        --        --         3        (5)       10
                Foreign currency trans-
        --      lation adjustments......        --        --        (2)      --        --
- -------------------------------------------------------------------------------------------
                Balance, December 31,
     129.7      1993....................       $ 14     $ 130    $ 253     $ 108    $  --
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

                See Notes To Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   FISCAL YEARS ENDED DECEMBER 31, 1993, JANUARY 1, 1993 AND JANUARY 3, 1992

                                                       1993    1992     1991
                                                       -----  -------  -------
                                                           (IN MILLIONS)
OPERATING ACTIVITIES
Net Income............................................ $  50  $    85  $    82
Adjustments to reconcile to cash from operations:
  Depreciation and amortization.......................   265      284      272
  Income taxes........................................    11      (28)      27
  Extraordinary loss on extinguishment of debt, net of
   taxes..............................................     5      --       --
  Cumulative effect of a change in accounting for in-
   come taxes.........................................   (30)     --       --
  Cumulative effect of a change in accounting for as-
   sets held for sale, net of taxes...................    32      --       --
  Restructuring charges...............................    20       21      --
  Proceeds from sales of timeshare notes receivable...   --        41       83
  Amortization of deferred income.....................   (14)     (19)     (38)
  Other...............................................    61        1        6
  Changes in operating accounts:
   Accounts receivable................................  (101)     (40)      88
   Inventories........................................   (10)     (16)      63
   Accounts payable and accrued liabilities...........   132      (14)      13
   Other..............................................     8      106      (47)
                                                       -----  -------  -------
  Cash from continuing operations.....................   429      421      549
  Cash from (used in) discontinued operations.........   --       (11)       3
                                                       -----  -------  -------
  Cash from operations................................   429      410      552
                                                       -----  -------  -------
INVESTING ACTIVITIES
  Proceeds from sales of assets.......................    83      484       84
   Less noncash proceeds..............................    (5)     (97)     --
                                                       -----  -------  -------
  Cash received from sales of assets..................    78      387       84
  Capital expenditures................................  (235)    (210)    (427)
  Acquisitions........................................    (9)     (47)     --
  Other...............................................   (96)     (82)    (126)
                                                       -----  -------  -------
  Cash from (used in) investing activities............  (262)      48     (469)
                                                       -----  -------  -------
FINANCING ACTIVITIES
  Issuances of long-term and convertible subordinated
   debt...............................................   375      917      815
  Issuance of convertible preferred stock.............   --       --       195
  Issuances of common stock...........................    12        7        3
  Repayment of debt...................................  (471)  (1,179)  (1,316)
  Dividends paid......................................   (33)     (41)     (27)
  Cash distributed to Marriott International..........  (272)     --       --
                                                       -----  -------  -------
  Cash used in financing activities...................  (389)    (296)    (330)
                                                       -----  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......  (222)     162     (247)
CASH AND CASH EQUIVALENTS, beginning of year..........   325      163      410
                                                       -----  -------  -------
CASH AND CASH EQUIVALENTS, end of year................ $ 103  $   325  $   163
                                                       =====  =======  =======

                See Notes To Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  The structure of Host Marriott Corporation (the "Company," formerly Marriott Corporation) was substantially altered on October 8, 1993 when the Company distributed the stock of a wholly-owned subsidiary, Marriott International, Inc. ("Marriott International") in a special dividend (see Note 2). The Company owns 127 lodging properties operated under Marriott brand names and managed by Marriott International. The Company also holds minority interests in various partnerships that own an additional 268 properties operated by Marriott International. The Company's properties span several market segments, including full service (Marriott Hotels, Resorts and Suites), moderate-priced (Courtyard by Marriott), extended stay (Residence Inn by Marriott) and economy (Fairfield Inn by Marriott). In addition, the Company owns 14 senior living communities which are leased to Marriott International under long-term leases.

  The Company also operates restaurants, gift shops and related facilities at 73 airports, on 14 tollroads (including 93 travel plazas) and at 42 tourist attractions, stadiums and arenas. Many of the Company's concessions operate under branded names.

  The Company's financial statements include the results of operations and cash flows of Marriott International through the Distribution Date (see Note 2). Accordingly, the financial disclosures herein do not reflect the results of operations of the Company as it now exists.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. The Company's equity in net losses of these affiliates is included in corporate expenses. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 1993 presentation.

  In late 1992, the Board of Directors approved the special dividend of Marriott International stock (see Note 2). Marriott International's results of operations through the Distribution Date included in the accompanying consolidated financial statements consist of the following:

                                                          1993    1992    1991
                                                         ------  ------  ------
   Sales................................................ $5,555  $6,971  $6,707
   Operating Costs and Expenses......................... (5,283) (6,645) (6,385)
   Corporate Expenses...................................    (46)    (67)    (72)
   Net Interest Expense.................................    (15)    (22)    (20)
                                                         ------  ------  ------
   Income Before Income Taxes........................... $  211  $  237  $  230
                                                         ======  ======  ======

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31 for U.S. operations and on November 30 for most non-U.S. operations. Fiscal 1993 and 1992, which ended December 31, 1993 and January 1, 1993, respectively, include 52 weeks. Fiscal 1991, which ended January 3, 1992, includes 53 weeks.

 Revenues

  Subsequent to the Distribution (see Note 2), lodging revenues include house profit from the Company's owned hotel properties, and contract services revenues include sales of food, beverage and merchandise at

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES various Host/Travel Plazas locations and lease revenues from the Company's owned senior living communities. House profit represents hotel operating results, less property-level expenses, excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

  Prior to the Distribution, lodging revenues included room sales and food and beverage sales at both owned and managed hotel properties, franchise fees for franchised hotel properties, and sales of timeshare units. Contract Services revenues included sales of food, beverages and merchandise at various Host/Travel Plazas locations as well as contract revenue from various facility management contracts, distribution service revenues and sales from senior living communities. In 1993, revenues related to Marriott International are included in profits from operations distributed to Marriott International in the accompanying statement of income.

  Prior to the Distribution, the Company operated 388 hotels under long-term management agreements whereby payments to owners were based primarily on hotel profits. Working capital and operating results of managed hotels operated with the Company's employees were consolidated because the operating responsibilities associated with such hotels were substantially the same as those for owned and leased hotels. The consolidated financial statements include the following amounts related to managed hotels: current assets and current liabilities of $246 million at January 1, 1993; sales of $2,276 million in 1993, $2,896 million in 1992, and $2,809 million in 1991; and operating expenses, including payments to owners, of $2,148 million in 1993, $2,721 million in 1992, and $2,616 million in 1991.

 International Operations

  The consolidated statements of income include the following amounts related to non-U.S. subsidiaries and affiliates; sales of $258 million in 1993 (including $223 million related to Marriott International), $355 million in 1992, and $329 million in 1991; and income before income taxes of $26 million in 1993, $24 million in 1992, and $26 million in 1991. International sales and income before income taxes, subsequent to the Distribution, were not material.

 Property and Equipment

  Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the asset life or lease term.

  Gains upon the sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to the Company.

  In cases where management is holding for sale particular lodging properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than their net book value.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 Pre-Opening Costs

  Costs of an operating nature incurred prior to opening of lodging and senior living service properties are deferred and amortized over three years.

 Self-Insurance Programs

  Prior to the Distribution Date (see Note 2), the Company was self-insured for certain levels of general liability, workers' compensation and employee medical coverage. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. The Company discontinued its self-insurance program for claims arising subsequent to the Distribution Date. Self-insurance claims arising prior to the Distribution Date continue to be administered by Marriott International.

 Earnings Per Common Share

  Earnings per common share are computed on a fully diluted basis by dividing net income available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities, aggregating 121.3 million in 1993, 106.5 million in 1992, and 101.5 million in 1991.

  During 1993, the Company issued 1.8 million common shares to former holders of certain Senior Notes and debentures of the Company as part of the Exchange Offer (see Note 2), 10.9 million common shares to former holders of the Company's preferred stock and, during 1993 and subsequent to year-end, 9.0 million common shares to holders of the LYONs notes upon their conversion (see
Note 10). Supplemental earnings per share, giving effect to the transactions discussed above as if they had occurred as of the first day of the period presented was $.42 and $.74 for the fiscal years ended December 31, 1993 and January 1, 1993, respectively. Weighted average shares outstanding, giving effect to the transactions discussed above as if they had occurred as of the first day of the period presented, were 138 million and 128 million for the fiscal years ended December 31, 1993 and January 1, 1993, respectively.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

 New Statements of Financial Accounting Standards

  The Company is required to adopt Statements of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," no later than its fiscal year ending December 30, 1994. The Company is also required to adopt SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," no later than its fiscal year ending December 29, 1995. Application of these statements will not have any material effect on the Company's consolidated financial statements.

2. THE DISTRIBUTION

  On October 8, 1993 (the "Distribution Date"), Marriott Corporation distributed, through a special tax-free dividend (the "Distribution"), to holders of Marriott Corporation's common stock (on a share-for-share basis), approximately 116.4 million outstanding shares of common stock of an existing wholly-owned

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES subsidiary, Marriott International, resulting in the division of Marriott Corporation's operations into two separate companies. The distributed operations included the former Marriott Corporation's lodging management, franchising and resort timesharing operations, senior living service operations, and the institutional food service and facilities management business. The Company retained the former Marriott Corporation's airport and tollroad food, beverage and merchandise concessions operations, as well as most of its real estate properties. Effective at the Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation. As a result of the Distribution, the Company incurred Restructuring costs of $13 million in 1993 and $21 million in 1992. The other notes to the financial statements discuss further the agreements and events relating to the Distribution.

  In connection with the Distribution, the Company completed an Exchange Offer ("Exchange Offer") pursuant to which holders of Senior Notes in an aggregate principal amount of approximately $1.2 billion ("Old Notes") exchanged such Old Notes for a combination of (i) cash, (ii) common stock and (iii) New Notes ("New Notes") issued by an indirect wholly-owned subsidiary of the Company, Host Marriott Hospitality, Inc. ("Hospitality"). The coupon and maturity date for each series of New Notes is 100 basis points higher and four years later, respectively, than the series of Old Notes for which it was exchanged (except that the maturity of the New Notes issued in exchange for the Series L Senior Notes due 2012 was shortened by five years). The Company has redeemed all of the old Series F Senior Notes that did not tender in the Exchange Offer, and has secured the old Series I Notes equally and ratably with the New Notes issued in the Exchange Offer. The Exchange Offer was treated as an extinguishment of debt and, accordingly, the Company recognized an extraordinary loss of $5 million, net of taxes of $4 million.

  In connection with the Exchange Offer, the Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Company's primary asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings' primary asset is the capital stock of Hospitality, and Holdings is the borrower under a Revolving Line of Credit with Marriott International. In the Restructuring, most of the Company's real estate and operating assets were transferred to subsidiaries of Hospitality. Certain assets relating to such businesses (the "retained business") were retained directly by the Company and certain of its other subsidiaries (the "retained business subsidiaries"). In addition, HMC Ventures, Inc. ("HMC Ventures") was created as an unrestricted subsidiary that was capitalized subsequent to year-end with approximately $50 million from recent asset dispositions.

  The following condensed unaudited pro forma income statement data for the Company is presented as if the Distribution, Exchange Offer and Restructuring had occurred at the beginning of each period shown, and the unaudited pro forma balance sheet data (the 1993 amounts represent historical data) is presented as if the same transactions had occurred at the end of the fiscal year shown. This pro forma data has been presented for informational purposes only. It does not purport to be indicative of the results which may occur in the future.

                                                                 1993    1992
                                                                ------  ------
                                                                (IN MILLIONS)
   Revenues.................................................... $1,354  $1,198
   Operating profit before corporate expenses and interest..... $  122  $  138
   Loss before extraordinary item and accounting changes....... $  (60) $  (37)
   Property and equipment...................................... $3,026  $2,689
   Total assets................................................ $3,893  $3,723
   Debt (including LYONs)...................................... $2,499  $2,455
   Shareholders' equity........................................ $  505  $  363

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                  1993    1992
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Land and land improvements..................................  $  432  $  776
   Buildings and leasehold improvements........................   2,707   2,550
   Furniture and equipment.....................................     585     899
   Construction in progress....................................     151     133
                                                                 ------  ------
                                                                  3,875   4,358
   Less accumulated depreciation and amortization..............    (849)   (897)
                                                                 ------  ------
                                                                 $3,026  $3,461
                                                                 ======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $11 million in 1993, $14 million in 1992, and $55 million in 1991.

  Most hotels developed by the Company since the early 1980s were reported as assets held for sale prior to 1992. In early 1992, the Company decided it was no longer appropriate to view sales of lodging properties, subject to operating agreements, as a primary means of long-term financing. Accordingly, the Company discontinued classification of these properties (with an aggregate carrying value of approximately $1,150 million at that time) as assets held for sale.

  Following discussions with the Staff of the Securities and Exchange Commission, the Company agreed in the second quarter of 1993 to change its method of determining net realizable value of assets reported as held for sale. The Company previously determined net realizable value of such assets on a property-by-property basis in the case of full service hotels, resorts and suites, and on an aggregate basis, by hotel brand, in the case of Courtyard hotels, Fairfield Inns and Residence Inns. Beginning in the second fiscal quarter of 1993 and thereafter, under the Company's new accounting policy, net realizable value of all assets held for sale is determined on a property-by-property basis. The after-tax cumulative effect of this change on periods prior to the second quarter of 1993 of $32 million is reflected as a cumulative effect of a change in accounting for assets held for sale in the accompanying consolidated statement of income for the fiscal year ended December 31, 1993. The reduction in the annual depreciation charge as a result of this change did not have a material effect on results of operations.

  The following amounts have been adjusted to show the pro forma effect of this change had the new accounting policy been applied in prior years. There is no pro forma impact on the results for 1993. All amounts are in millions, except per common share amounts.

                                                                     1992 1991
                                                                     ---- ----
   Amounts previously reported:
     Net income..................................................... $ 85 $ 82
                                                                     ==== ====
     Earnings per common share (fully diluted)...................... $.64 $.80
                                                                     ==== ====
   Pro forma amounts assuming the new method of determining net re-
    alizable value had been applied in prior years:
     Net income..................................................... $ 85 $ 71
                                                                     ==== ====
     Earnings per common share (fully diluted)...................... $.64 $.69
                                                                     ==== ====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  During the fourth quarter of 1993, the Company engaged in formal negotiations to sell the majority of its Fairfield Inns and executed a letter of intent in January 1994. In the fourth quarter of 1993, the Company considered these hotels as held for sale and recorded a pre-tax charge to earnings of $11 million to write-down the carrying value of 15 such properties to their individual estimated net realizable value. Although these individual hotels had an indicated net realizable value below their carrying value, the proposed transaction is expected to result in an aggregate gain.

4. INVESTMENTS IN AFFILIATES

  Investments in affiliates consist of the following:

                                                        OWNERSHIP
                                                        INTERESTS   1993   1992
                                                        ---------  ------ ------
                                                                   (IN MILLIONS)
   Equity investments
     Times Square Hotel Company, owner of the New York
      Marriott Marquis hotel..........................  See Below  $  --  $   62
     Other hotel partnerships which own 48 Marriott
      Hotels, 120 Courtyard hotels, 50 Residence Inns
      and 50 Fairfield Inns operated by Marriott In-
      ternational, Inc................................     1%--50%     31     32
     Other............................................    20%--50%    --      57
   Receivables........................................        --      180    230
                                                                   ------ ------
                                                                     $211   $381
                                                                   ====== ======

  Hotel properties owned by affiliates generally were acquired from the Company in connection with limited partnership offerings. The Company or one of its subsidiaries typically serve as a general partner of each partnership and the hotels are operated under long-term agreements by Marriott International. Included in the 48 Marriott hotels owned by affiliates is the Company's 49% interest in one international hotel, in Budapest, Hungary.

  At year-end, the Company owned a 50% interest in Times Square Hotel Company ("TSHCO"), the owner of the New York Marriott Marquis, and held security interests in an additional 39% of the partnership interests as collateral for loans made to certain partners. The partners were in default on the loans and the Company, for accounting purposes, realized an in-substance foreclosure of their partnership interests. In early 1994, the Company foreclosed on a 29% interest and finalized arrangements to transfer another 7% interest to the Company. In 1993, the Company began reporting substantially all the losses of TSHCO and on December 31, 1993 began consolidating TSHCO. The Company's balance sheet has been impacted by an increase in debt and other long-term liabilities of approximately $451 million, and a corresponding increase in assets (principally property and equipment).

  Of the $451 million of long-term liabilities of TSHCO, $375 million represents a non-recourse first mortgage loan, $27 million represents a non-recourse second mortgage loan, and $49 million represents non-recourse deferred ground rent and related accrued interest. The first mortgage loan matured December 7, 1993 and a preliminary agreement has been reached for the extension of the loan for a term of five years, which is subject to final approval of the lenders and completion of definitive documentation. The preliminary agreement calls for a paydown of the loan by $37 million at, or before, closing. However, there can be no assurance that a final agreement will be reached and that the loan will not enter into default.

  In December 1993, the Company sold its 15% interest in the partnership owning the Boston Copley Marriott Hotel for $10.4 million.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In 1993, the Company sold portions of its equity interests in Residence Inns USA partnership for $31 million. These sales reduced the Company's ownership by the fourth quarter of 1993 to 16.6% and allowed the Company to be released from certain debt guarantee obligations. Accordingly, the Company is no longer consolidating the partnership and has removed the $64 million of debt and $96 million of property, plant and equipment from its consolidated balance sheet at December 31, 1993. A gain on this transaction totalling $12 million was deferred and is being amortized over three years.

  In the fourth quarter of 1993, a Company-owned addition to a hotel owned by a partnership in which the Company is a general partner was taken through foreclosure by the hotel's lender. The Company's investment in the addition was written off at that time.

  The Company recorded a net gain of $4 million in 1993 as a result of the aforementioned affiliate transactions.

  The Company's equity in three affiliates exceeded its proportionate share of net assets by $28 million at December 31, 1993. This excess is being amortized over the estimated useful lives of the related assets.

  Receivables from affiliates are reported net of reserves of $196 million at December 31, 1993 and $266 million at January 1, 1993. Receivables from affiliates at December 31, 1993 included a $154 million mortgage note at 9% which amortizes through 2003, and net debt service and other advances totalling $20 million which are generally secured by subordinated liens on the properties. The Company has committed to advance additional amounts to affiliates, if necessary, to cover certain debt service requirements and has accrued $7 million in connection therewith. Such commitments are limited, in the aggregate, to an additional $271 million at December 31, 1993. Net amounts funded under these commitments totalled $14 million in 1993 and $22 million in 1992.

  The Company's pre-tax income from affiliates includes the following:

                                                               1993  1992  1991
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Management fees, net of direct costs....................... $67   $82   $81
   Ground rental income.......................................  14    19    18
   Interest income............................................  16    16    19
   Equity in net losses....................................... (27)  (24)  (21)
                                                               ---   ---   ---
                                                               $70   $93   $97
                                                               ===   ===   ===

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                   1993   1992
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Current assets................................................ $  166 $  204
   Non-current assets............................................  3,649  4,589
   Current liabilities...........................................  1,005  1,464
   Long-term debt, principally mortgages.........................  2,858  3,162
   Other long-term liabilities...................................    729    694

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized operating results reported by these affiliates follow:

                                                      1993     1992     1991
                                                     -------  -------  -------
                                                          (IN MILLIONS)
   Sales............................................ $ 1,857  $ 1,900  $ 1,855
   Operating expenses, including depreciation and
    other noncash charges of $299 million in 1993,
    and $347 million in 1992 and 1991...............  (1,936)  (2,082)  (2,076)
                                                     -------  -------  -------
                                                     $   (79) $  (182) $  (221)
                                                     =======  =======  =======

5. INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                                 1993    1992
                                                                ------  -------
                                                                (IN MILLIONS)
   Goodwill.................................................... $   9   $   147
   Contract rights and other...................................    21        14
   Marriott Management Services contracts......................   --        366
   Hotel management and franchise agreements...................   --        107
                                                                -----   -------
                                                                   30       634
   Less accumulated amortization...............................    (5)     (182)
                                                                -----   -------
                                                                $  25   $   452
                                                                =====   =======

  The Company's intangible assets at December 31, 1993 primarily arose from purchase business combinations and are being amortized on a straight-line basis over periods of five to 40 years. The Marriott Management Services contracts, hotel management and franchise agreements, and most of the goodwill were distributed to Marriott International on the Distribution Date. Amortization expense totaled $26 million in 1993 and $33 million in 1992 and 1991.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   1993   1992
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Other Current Assets
     Current deferred income taxes............................... $   45 $  159
     Escrow deposit..............................................     40    --
     Other.......................................................     25     90
                                                                  ------ ------
                                                                  $  110   $249
                                                                  ====== ======
   Other Current Liabilities
     Casualty insurance.......................................... $   17 $   89
     Accrued interest............................................     41     50
     Other.......................................................     52    295
                                                                  ------ ------
                                                                  $  110 $  434
                                                                  ====== ======

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

7. INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), during the first quarter of 1993. Prior to such adoption, the Company deferred the past tax effects of timing differences between amounts recorded for financial reporting purposes and taxable income. SFAS 109 requires the recognition of deferred tax assets and liabilities equal to the expected future tax consequences of temporary differences.

  The $30 million cumulative credit resulting from this change in accounting principle has been reflected as a cumulative effect of a change in accounting for income taxes in the consolidated statements of income. Adjustments to the carrying values of certain assets and liabilities acquired in prior purchase business combinations, required under SFAS 109, did not affect the Company's income before income taxes for 1993.

  Total deferred tax assets and liabilities at December 31, 1993 were as follows (in millions):

   Gross deferred tax assets............................................ $ 257
   Less: Valuation allowance............................................   (22)
                                                                         -----
   Net deferred tax assets..............................................   235
   Gross deferred tax liabilities.......................................  (677)
                                                                         -----
   Net deferred income tax liability.................................... $(442)
                                                                         =====

  The valuation allowance required under SFAS 109 primarily represents prior purchase business combination tax credits ($17 million) and net operating loss carryforwards (NOLs) ($4 million), the benefits of which were not previously recorded, but which have been recorded under SFAS 109 as deferred tax assets with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the prior purchase business combination tax credits and NOLs will be recorded as a reduction of income tax expense. There was no change in the valuation allowance during 1993.

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 1993 follows (in millions):

   Deferred tax gain.................................................... $ (90)
   Reserves.............................................................   150
   Tax credit carryforwards.............................................    50
   Property and equipment...............................................  (199)
   Investments in affiliates............................................  (279)
   Safe harbor lease investments........................................  (109)
   Other, net (including valuation allowance)...........................    35
                                                                         -----
   Net deferred income taxes............................................ $(442)
                                                                         =====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The provision for income taxes consists of:

                                                               1993  1992  1991
                                                               ----  ----  ----
                                                               (IN MILLIONS)
   Current--Federal...........................................  $57   $39   $(2)
          --State.............................................   30     3     8
          --Foreign...........................................   11    20    10
                                                               ----  ----  ----
                                                                 98    62    16
                                                               ----  ----  ----
   Deferred--Federal..........................................  (16)   (6)   38
           --State............................................  (10)   10     4
           --Foreign..........................................  --     (1)    5
                                                               ----  ----  ----
                                                                (26)    3    47
                                                               ----  ----  ----
                                                               $ 72  $ 65  $ 63
                                                               ====  ====  ====

  Prior to 1993, deferred income taxes resulted from timing differences in the recognition of income and expenses for financial and tax reporting purposes. Tax effects of these differences, as reported under the Company's previous method of accounting for income taxes, consist of the following:

                                                                 1992    1991
                                                                ------  ------
                                                                (IN MILLIONS)
   Depreciation................................................ $  (15) $   (3)
   Capitalized interest........................................      2      13
   Partnership interests.......................................     41      45
   Purchased tax lease benefits................................     (4)     (2)
   Asset dispositions..........................................    (31)     38
   Capitalized operations......................................    --       (3)
   Casualty claims.............................................    (17)    (33)
   Employee benefit plans......................................     (2)     (8)
   Restructuring costs.........................................      1      16
   Other, net..................................................     28     (16)
                                                                ------  ------
                                                                $    3  $   47
                                                                ======  ======

  At December 31, 1993, the Company has net operating loss carryforwards of $12 million which expire in 1997 through 2001. Additionally, the Company has approximately $41 million of alternative minimum tax credit carryforwards which do not expire, and $9 million of other tax credits which expire through 2007.

  A reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate follows:

                                                               1993  1992  1991
                                                               ----  ----  ----
   Statutory federal tax rate................................. 35.0% 34.0% 34.0%
   State income taxes, net of Federal tax benefit............. 10.1   6.4   5.7
   Goodwill amortization......................................  1.4   1.8   1.9
   Tax credits................................................ (2.9) (2.3) (3.1)
   Additional tax on foreign source income....................  3.2   --    2.2
   Enacted tax rate increase..................................  5.1   --    --
   Other, net.................................................  4.1   3.4   2.7
                                                               ----  ----  ----
    Effective income tax rate................................. 56.0% 43.3% 43.4%
                                                               ====  ====  ====

  As part of the Distribution, the Company and Marriott International entered into a tax sharing agreement which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state or other taxes relating to the businesses of the Company and Marriott International prior to the Distribution.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Cash paid for income taxes, net of refunds received, was $64 million in 1993, $93 million in 1992, and $36 million in 1991.

8. LEASES

  Future minimum annual rental commitments for all non-cancelable leases are as follows:

                                                               CAPITAL OPERATING
    FISCAL YEAR                                                LEASES   LEASES
    -----------                                                ------- ---------
                                                                 (IN MILLIONS)
     1994.....................................................  $  2    $  129
     1995.....................................................     2        96
     1996.....................................................     2        91
     1997.....................................................     2        82
     1998.....................................................     1        79
     Thereafter...............................................    13       524
                                                                ----    ------
   Total minimum lease payments...............................    22    $1,001
                                                                        ======
   Less amount representing interest..........................    (9)
                                                                ----
   Present value of minimum lease payments....................  $ 13
                                                                ====

  Certain of the leases included above relate to facilities used in the discontinued restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals of $194 million payable to the Company under non-cancelable subleases.

  The Company remains contingently liable at December 31, 1993 on certain leases relating to divested properties. Such contingent liabilities aggregated $195 million. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                 1993 1992 1991
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
   Minimum rentals on operating leases.......................... $199 $195 $166
   Additional rentals based on sales............................   87   88   80
   Payments to owners of managed and leased hotels based
    primarily on profits........................................  476  607  596
                                                                 ---- ---- ----
                                                                 $762 $890 $842
                                                                 ==== ==== ====

  The Company leases its 14 owned senior living communities to Marriott International for initial terms of 20 years, with renewal options covering an additional 20 years. The leases require aggregate fixed rental payments of $28 million per year, with all of the communities open, and additional rentals equal to 4.5% of certain annual revenues from operation of the communities in excess of $72 million on a combined basis beginning in 1994.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

9. LONG-TERM DEBT

  Debt consists of the following:

                                                                1993     1992
                                                               -------  -------
                                                                (IN MILLIONS)
   New Senior Notes (New Notes), with an average rate of
    10.5% at December 31, 1993 maturing through 2011.........  $ 1,234  $   --
   Old Senior Notes (Old Notes), with an average rate of 9.0%
    at December 31, 1993 maturing through 2012...............      143    1,868
   Notes secured by $1,174 million of real estate assets,
    with an average rate of 8.4% at December 31, 1993 matur-
    ing through 2012.........................................      799      485
   Revolving Line of Credit, variable rate of 7.5% at Decem-
    ber 31, 1993 due 2008....................................      193      --
   Other revolving loans.....................................      --       175
   Other notes, with an average rate of 3.8% at December 31,
    1993 maturing through 2017...............................       97      188
   Capital lease obligations.................................       13       37
                                                               -------  -------
                                                                 2,479    2,753
   Less current portion......................................     (400)     (21)
                                                               -------  -------
                                                               $ 2,079  $ 2,732
                                                               =======  =======

  In connection with the Distribution, the Company entered into the Revolving Line of Credit with Marriott International. Pursuant to the Revolving Line of Credit, Holdings may borrow up to $630 million for certain permitted uses from Marriott International through 2007, with all unpaid advances due August 31, 2008. Borrowings under the Revolving Line of Credit bear interest at LIBOR plus 4%, with any interest in excess of 10.5% per annum deferred. An annual fee of one percent is charged on the unused portion of the commitment. The Revolving Line of Credit is guaranteed by the Company and certain subsidiaries.

  The Revolving Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, impose liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, repurchase their common stock, make investments and incur capital expenditures.

  Hospitality is the issuer of the New Notes secured by a pledge of the stock of, and guaranteed by, Holdings, Hospitality and certain of its subsidiaries. The indenture governing these notes contains covenants that, among other things, limit the ability of Hospitality to pay dividends and make other distributions and restricted payments. It also limits the ability of Hospitality and its subsidiaries to incur additional debt, create additional liens on their assets, engage in certain transactions with related parties, enter into agreements which restrict a subsidiary in paying dividends or making certain other payments and limit the activities and businesses of Holdings. The net assets of Hospitality at December 31, 1993 were $655 million, substantially all of which are restricted.

  The Company has available up to $125 million of first mortgage financing from Marriott International for approximately 60% of the construction and development costs of the Philadelphia Convention Center Hotel. As of December 31, 1993, the outstanding loan balance was approximately $40 million. The loan bears interest at LIBOR plus 3% for the period ending two years after construction. For the following 10 years, the loan bears interest at 10% per annum with an additional 2% per annum deferred.

  During 1993, the Company defeased $100 million of Old Series G Senior Notes due in February 1994 for an amount substantially equal to its net carrying value.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  At December 31, 1993, the Company was party to $500 million aggregate notional amount of interest rate exchange agreements. Under these agreements, the Company collects interest at fixed rates (average rate of 7.6% at December 31, 1993), and pays interest based on specified floating interest rates (average rate of 3.5% at December 31, 1993) through 1997.

  Aggregate debt maturities at December 31, 1993, excluding capital lease obligations, are (in millions):

   1994................................................................. $  400*
   1995.................................................................    134
   1996.................................................................    119
   1997.................................................................     36
   1998.................................................................      2
   Thereafter...........................................................  1,775
                                                                         ------
                                                                         $2,466
                                                                         ======

- --------
* Includes the outstanding balance of the TSHCO first mortgage loan pending closing of the loan extension (see Note 4).

  Cash paid for interest, net of amounts capitalized, was $214 million in 1993, $209 million in 1992, and $224 million in 1991.

  Deferred financing costs, which are included in other assets, amounted to $42 million and $32 million at December 31, 1993 and January 1, 1993, respectively.

10. CONVERTIBLE SUBORDINATED DEBT

  In June 1991, the Company issued $675 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes (LYONs) due 2006. Net proceeds from the LYONs issuance approximated $200 million, representing a yield to maturity of 8.25% per annum.

  Pursuant to the LYONs Allocation Agreement which was executed in connection with the Distribution, Marriott International assumed 90% and the Company retained 10% of the debt obligations evidenced by the LYONs. The LYONs were convertible into 13.277 shares of the Company common stock and 13.277 shares of Marriott International common stock for each $1,000 principal amount of LYONs.

  On December 13, 1993, the Company initiated a call of the LYONs to be redeemed on January 25, 1994. Substantially all of the LYONs' holders elected to convert their LYONs into the Company's common stock and Marriott International common stock prior to the redemption. LYONs were converted into
8.3 million shares of the Company's common stock through December 31, 1993. Subsequent to year-end, substantially all of the remaining LYONs were converted into .7 million additional shares of the Company's common stock.

11. SHAREHOLDERS' EQUITY

  Three hundred million shares of common stock, with a par value of $1 per share, are authorized, of which 129.7 million and 105.0 million were issued as of December 31, 1993 and January 1, 1993, respectively. One million shares of preferred stock, without par value, are authorized, of which 286 (equivalent to 286,000 depositary shares) were issued as of December 31, 1993. Additional paid-in capital at December 31, 1993 includes deferred compensation credits of $10 million.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In December 1991, the Company issued four million non-voting depositary shares, each representing 1/1,000th share of 8.25% Series A cumulative convertible preferred stock (no par value) for net proceeds totaling $195 million. Each depositary share was convertible at any time at the option of the holder into approximately 2.87 shares of common stock. In September 1993, approximately 92% or 3.7 million depositary shares were converted into 10.6 million shares of Company common stock. As a result, holders of the common shares issued upon conversion participated in the Distribution. On September 30, 1993, the Company's Board of Directors adjusted the conversion rate of the Company's remaining depositary shares to reflect the Distribution. Each depositary share is currently convertible at any time at the option of the holder into 19.16 shares of common stock of the Company. Dividends, if declared, are payable quarterly. The Company intends to pay dividends only to the extent of earnings, and the Company did not pay a dividend in the fourth quarter of 1993. Beginning on January 15, 1996, the Series A preferred stock is redeemable, in whole or in part, at the Company's option, at $52.48 per depositary share, declining ratably to $50 per depositary share in 2002, plus accrued and unpaid dividends to the redemption date.

  In February 1989, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock to shareholders of record on February 20, 1989. Each right entitles the holder to buy 1/1,000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150 per share. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock, or begins a tender or Exchange Offer for 30% or more of the Company's common stock. Shares owned by a person or group on February 3, 1989 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on February 2, 1999, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

  In connection with the class action settlement, the Company has agreed to issue warrants to purchase up to 7.7 million shares of the Company's common stock (see Note 17).

12. EMPLOYEE STOCK PLANS

  Total shares of common stock reserved under employee stock plans at December 31, 1993 are:

                                                                   (IN MILLIONS)
   Comprehensive plan.............................................     22.9
   Employee stock purchase plan...................................      3.8
                                                                       ----
                                                                       26.7
                                                                       ====

  Under the comprehensive stock plan (the "comprehensive plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "stock purchase plan"). The principal terms and conditions of the two plans are summarized on the following page.

  Employee stock options may be granted to officers and key employees at not less than fair market value on the date of grant. Options granted before May 11, 1990 expire 10 years after the date of grant and nonqualified options granted on or after May 11, 1990 expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years. In connection with the Distribution, the Company issued

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of the common stock of the two companies. Therefore, the options outstanding at December 31, 1993 reflect these revised exercise prices. Option activity is summarized as follows:

                                                        NUMBER OF   OPTION PRICE
                                                         SHARES      PER SHARE
                                                      ------------- ------------
                                                      (IN MILLIONS)
   Balance at December 28, 1990......................     12.9         $7-39
   Granted...........................................      3.3            16
   Exercised.........................................      (.5)         7-20
   Canceled..........................................     (1.2)         9-39
                                                          ----
   Balance at January 3, 1992........................     14.5          7-39
   Granted...........................................      3.2         15-19
   Exercised.........................................      (.8)         7-18
   Canceled..........................................     (1.2)         8-37
                                                          ----
   Balance at January 1, 1993........................     15.7          8-39
   Granted...........................................      1.2          8-26
   Exercised.........................................     (2.3)         2-29
   Canceled..........................................     (1.0)         2-39
                                                          ----
   Balance at December 31, 1993......................     13.6          2- 8
   Exercisable at December 31, 1993..................      7.6
                                                          ====

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Deferred stock incentive plan shares granted in 1990 and prior years generally vest in annual installments commencing one year after the date of grant and continuing until retirement. Employees also could elect to forfeit one-fourth of their deferred stock incentive plan award in exchange for accelerated vesting over a 10-year period. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1993, 1992 and 1991, 489,000, 671,000 and 1,180,000 shares were granted, respectively, under this plan.

  In 1993, restricted stock plan shares under the comprehensive plan were issued to officers and key executives and will be distributed over the next three to five years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the stock. Prior to 1993, restricted stock shares were issued to officers and key employees and are distributed over 10 years in annual installments, subject to certain prescribed conditions including continued employment. The Company recognizes compensation expense on these pre-1993 awards over the restriction period equal to the fair market value of the shares on the date of issuance. The Company issued 3,537,000, 32,000 and 40,000 shares under these plans in 1993, 1992 and 1991, respectively.

  Under the terms of the stock purchase plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

13. PROFIT SHARING PLANS AND POSTEMPLOYMENT BENEFIT PLANS

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. Company contributions are determined annually by the Board of Directors, and totaled $20 million for 1993, $25 million for 1992, and $24 million for 1991.

  The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. The Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during 1992 did not have any material effect.

14. HOST/TRAVEL PLAZAS RESTRUCTURING

  In November 1993, the Company's Host/Travel Plazas Business announced a plan to redesign its operations structure to improve the effectiveness and competitiveness of the business. Implementation of the new structure is expected to be completed in the first quarter of 1994. The Company will incur costs of approximately $7 million, principally for severance, relocation, and the closing of certain offices. The Company took a restructuring charge in the fourth quarter of 1993 to reflect these costs.

15. DISPOSITIONS

  During the fourth quarter of 1993, the Company realized proceeds of approximately $42 million on the disposition of two preferred stock investments.

  In February 1992, the Company sold 13 Courtyard hotels for $146 million in a sale/leaseback transaction. The Company also sold seven full service hotels in 1992, for total proceeds of $200 million. Pre-tax gains on these full service hotel sales of approximately $15 million were offset by adjustments to previously established reserves, resulting in no net gain or loss.

  In 1992 and 1991, the Company sold with recourse certain timeshare notes receivable taken by its vacation resorts division in connection with the sale of timesharing units. Net proceeds from these transactions totaled $34 million in 1992 and $73 million in 1991.

  During 1991, the Company sold four Courtyard hotels to the Marriott Corporation Employees' Profit Sharing, Retirement and Savings Plan and Trust for total proceeds of $33 million. As a result of the Distribution, Marriott International currently operates these hotels under a long-term agreement.

  In December 1989, the Company announced a decision to sell its fast food and family restaurant operations. A pre-tax provision of $61 million was recorded at that time to reduce restaurant assets to net realizable value, and to provide for other costs related to the discontinuance of these businesses. In April 1990, the Company sold its Roy Rogers fast food restaurant division to Hardee's Food Systems, Inc. for $365 million in cash, plus the assumption of certain liabilities by the buyer. Sale proceeds were reported as a reduction of the Company's remaining investment in restaurant properties held for sale. The Company sold 10 family restaurants in 1993, 203 in 1992 and 138 in 1991 for cash proceeds of $4 million, $23 million and $43 million, respectively.

16. RELATIONSHIP WITH MARRIOTT INTERNATIONAL

  In connection with the Distribution, the Company and Marriott International have entered into various agreements which provide, among other things, that
(i) lodging properties owned by the Company as of the Distribution Date will be managed by Marriott International under agreements with initial terms of 20 years and which are subject to renewal at the option of Marriott International for up to three additional 10-year terms, (ii) the Company will lease its owned senior living communities to Marriott International (see Note

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

8), (iii) Marriott International will guarantee the Company's performance in connection with certain loans and other obligations, (iv) the Company can borrow up to $630 million for certain permitted uses under the Revolving Line of Credit and up to $125 million of first mortgage financing for construction of the Philadelphia Convention Center Hotel (see Note 9) and (v) Marriott International assumes 90% of the LYONs obligation (see Note 10).

  From the Distribution Date through December 31, 1993, the Company paid to Marriott International $5 million in lodging management fees, $5 million in interest and commitment fees under the Revolving Line of Credit and Philadelphia Convention Center Hotel mortgage, and $3 million under the various transitional services agreements, and earned $5 million under the senior living community leases during 1993. The Company purchased $14 million of food and supplies in 1993, after the Distribution Date, from affiliates of Marriott International.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur. Marriott International also has the right of first offer if the Company decides to sell the Host/Travel Plazas Business.

17. LITIGATION

  In March 1993, the Company reached agreement in principle (the "class action settlement") with certain holders and recent purchasers of the Company's Old Notes, who had either instituted or threatened litigation in response to the Distribution. In August 1993, the United States District Court approved the settlement with the members of certain classes of the Company's holders and recent purchasers of the Senior Notes.

  A group of bond holders, purported to have at one time owned approximately $120 million of Senior Notes, and another group purporting to hold approximately $7.5 million of Senior Notes, have opted out of the settlement. The two groups allege that laws had been violated in connection with the sale by the Company of certain series of its Senior Notes and debentures and claim damages of approximately $30 million. The Company believes the claims are without merit and that the ultimate outcome of such litigation pursued by those who opted out of the settlement will not have a material effect on the financial condition or results of operations of the Company.

  The class action settlement included a settlement for the benefit of certain persons who sold Senior Notes of the Company after October 5, 1992, the date on which the planned Distribution was publicly announced and, therefore, were not in position to participate in the Exchange Offer. In connection with this settlement, the Company has agreed to issue warrants to purchase up to 7.7 million shares of Host Marriott common stock, subject to acceptance by 100% of the class of claimants. Such warrants would be exercisable for five years, at $8.00 per share during the first three years and $10.00 per share during the last two years.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of certain financial assets and liabilities and other financial instruments are shown below.

                                 AS OF DECEMBER 31, 1993  AS OF JANUARY 1, 1993
                                 ------------------------ ----------------------
                                   CARRYING      FAIR      CARRYING     FAIR
                                    AMOUNT      VALUE       AMOUNT      VALUE
                                 ------------------------ ----------------------
                                                 (IN MILLIONS)
   FINANCIAL ASSETS
   Receivables from affiliates.   $       185 $       183  $      263 $      185
   Notes receivable and other..           150         232         316        423
   FINANCIAL LIABILITIES
   Debt........................         2,466       2,470       2,701      2,628
   OTHER FINANCIAL INSTRUMENTS
   Affiliate debt service com-
    mitments...................           271           5         328          5
   Interest rate swap agree-
    ments......................           500          33         627         24

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk adjusted rates. The fair values of current assets and current liabilities, the Revolving Line of Credit and other notes are assumed to be equal to their carrying value. Senior Notes are valued based on quoted market prices.

  The fair value of affiliate debt service commitments is based on the net expected future payments discounted at risk adjusted rates. A value was not assigned to commitments with no expected fundings. The carrying amount represents the Company's remaining unfunded commitments at December 31, 1993 and January 1, 1993.

  The fair value of interest rate swap agreements is based on the estimated amount the Company would receive to terminate the swap agreements. The carrying amount represents the aggregate notional amount of the agreements at December 31, 1993 and January 1, 1993.

19. BUSINESS SEGMENTS

                                                            1993   1992   1991
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Identifiable assets
     Lodging.............................................. $2,588 $3,536 $3,952
     Contract Services....................................    839  1,886  1,839
     Corporate............................................    466    880    592
                                                           ------ ------ ------
                                                            3,893  6,302  6,383
     Discontinued operations..............................    --      44    126
                                                           ------ ------ ------
                                                           $3,893 $6,346 $6,509
                                                           ====== ====== ======
   Capital expenditures
     Lodging.............................................. $  129 $   86 $  256
     Contract Services....................................     99    118    159
     Corporate............................................      7      4      7
                                                           ------ ------ ------
                                                              235    208    422
     Discontinued operations..............................    --       2      5
                                                           ------ ------ ------
                                                           $  235 $  210 $  427
                                                           ====== ====== ======
   Depreciation and amortization
     Lodging.............................................. $  114 $  131 $  130
     Contract Services....................................    135    139    125
     Corporate............................................     16     14     17
                                                           ------ ------ ------
                                                           $  265 $  284 $  272
                                                           ====== ====== ======

  The Lodging segment is, subsequent to the Distribution, comprised of the ownership business which includes the owned properties of Marriott Hotels, Resorts and Suites, Courtyard hotels, Residence Inns and Fairfield Inns. Prior to the Distribution, this segment also included the lodging management and vacation ownership resort operations which were distributed to Marriott International.

  The Contract Services segment now consists of food, beverage and merchandise operations at airports, on tollroads and at stadiums, arenas and other attractions and owned senior living communities. The business units providing food and facilities management services, operation of senior living communities, and distribution services of food and related products were also distributed to Marriott International.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The results of operations of the Company's business segments are reported in the consolidated statement of income. Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $61 million in 1993 (excluding $316 million related to Marriott International), $457 million in 1992 and 1991. Gains and losses resulting from the disposition of assets identified with each segment are included in segment operating profit.

  The following table presents detail of lodging segment revenues and expenses:

                                                          1993 (1)  1992   1991
                                                          -------- ------ ------
                                                              (IN MILLIONS)
   Revenues
     Rooms...............................................  $2,264  $2,843 $2,699
     Food and Beverage...................................     914   1,190  1,194
     Other...............................................     399     518    486
                                                           ------  ------ ------
                                                           $3,577  $4,551 $4,379
                                                           ======  ====== ======
   Expenses
     Rooms...............................................  $  535  $  676 $  628
     Food and Beverage...................................     709     917    915
     Other...............................................   2,052   2,620  2,511
                                                           ------  ------ ------
                                                           $3,296  $4,213 $4,054
                                                           ======  ====== ======

- --------
(1) Includes revenues and expenses for the 1993 period prior to the Distribution Date (40 weeks).

20. QUARTERLY FINANCIAL DATA

                                                        1993
                             ---------------------------------------------------------------
                                FIRST       SECOND        THIRD       FOURTH       FISCAL
                               QUARTER      QUARTER      QUARTER      QUARTER       YEAR
- ---------------------------------------------------------------------------------------------
                              (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
   Sales...................  $       395  $       367  $       575  $       454  $     1,791
   Operating profit before
    profit of distributed
    operations, corporate
    expenses and interest..           26           40           77           13          156
   Income (loss) before ex-
    traordinary item and
    cumulative effect of
    accounting changes.....           19           36           27          (25)          57
   Net income (loss).......           17           36           27          (30)          50
   Dividends on preferred
    stock..................           (4)          (4)         --           --            (8)
   Net income (loss) avail-
    able for common stock..           13           32           27          (30)          42
   Income (loss) per common
    share:
     Income (loss) before
      extraordinary item
      and cumulative effect
      of accounting
      changes..............          .14          .29          .25         (.21)         .40
     Net income (loss).....          .12          .29          .25         (.25)         .35
                                                        1992
                             ---------------------------------------------------------------
                                FIRST       SECOND        THIRD       FOURTH       FISCAL
                               QUARTER      QUARTER      QUARTER      QUARTER       YEAR
- ---------------------------------------------------------------------------------------------
   Sales...................  $     1,953  $     2,036  $     1,948  $     2,785  $     8,722
   Operating profit before
    corporate expenses and
    interest...............           95          125          124          152          496
   Net income..............           11           29           26           19           85
   Dividends on preferred
    stock..................           (4)          (4)          (4)          (5)         (17)
   Net income available for
    common stock...........            7           25           22           14           68
   Net income per common
    share..................          .07          .24          .21          .13          .64

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The first three quarters consist of 12 weeks each, and the fourth quarter includes 16 weeks.

  Fourth quarter 1993 results include pre-tax costs of $13 million and fourth quarter 1992 results include pre-tax costs of $21 million related to the Distribution (see Note 2). Also, fourth quarter 1993 results include a charge of $11 million related to a write-down of lodging properties (see Note 3), a charge of $7 million related to the Host/Travel Plazas Business restructuring (see Note 14) and the extraordinary loss of $5 million (net-of-tax) on the extinguishment of debt (see Note 2). As a result of the Distribution, Marriott International's operations have been substantially eliminated from the fourth quarter 1993 data.

  The sum of the earnings (loss) per common share for the four quarters in 1993 and 1992 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

  The first and second quarter 1993 income and per share data have been restated to reflect the cumulative effect of the change in accounting for assets held for sale as if it had occurred in the first quarter of 1993 (see
Note 3). First quarter 1993 earnings per common share was also impacted by the Company's accounting change for income taxes (see Note 7).

21. SUBSEQUENT EVENTS

  On January 27, 1994 the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $231 million. HMC Acquisitions, Inc. ("HMC Acquisitions"), a newly-formed subsidiary, was capitalized with a portion of the proceeds from the common stock offering. The amount used to capitalize HMC Acquisitions and any earnings therefrom will be available for investment on an unrestricted basis. HMC Acquisitions is a guarantor under the Revolving Line of Credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  The information called for by Items 10--13 is incorporated by reference from the Host Marriott Corporation 1994 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

  (1) FINANCIAL STATEMENTS

       All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

  (2) FINANCIAL STATEMENT SCHEDULES

       The following financial information is filed herewith on the pages indicated.

       Financial Schedules:

                                                                        PAGE
                                                                        ----
      III. Condensed Financial Information of Registrant...........  S-1 to S-5
      V.   Property and Equipment..................................         S-6
      VI.  Accumulated Depreciation and Amortization of Property
           and Equipment...........................................         S-7
      X.   Supplementary Income Statement Information..............         S-8

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS

   EXHIBIT #                            DESCRIPTION
   ---------                            -----------
   2.(i)     Memorandum of Understanding between Marriott Corporation and
             Certain Bondholders dated as of March 10, 1993 (incorporated by reference to Current Report on Form 8-K dated March 17, 1993).
   2.(ii)    Stipulation and Agreement of Compromise and Settlement
             (incorporated by reference to Registration Statement No. 33-
             62444).
   3.1       Restated Certificate of Incorporation of Host Marriott
             Corporation (incorporated by reference to Current Report on Form
             8-K dated October 23, 1993).
   3.2       Amended Host Marriott Corporation Bylaws (incorporated by
             reference to Current Report on Form 8-K dated October 23, 1993).
   4.1(i)    Indenture between Marriott Corporation and The First National
             Bank of Chicago dated as of March 1, 1985 (incorporated by reference to Registration Statement No. 2-97034).
   4.1(ii)   Second Supplemental Indenture between Marriott Corporation and the First National Bank of Chicago dated as of February 1, 1986
             (incorporated by reference to Current Report on Form 8-K dated
             February 4, 1986).
   4.1(iii)  Third Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of December 1, 1986
             (incorporated by reference to Current Report on Form 8-K dated
             December 10, 1986).
   4.1(iv)   Fourth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of May 1, 1987
             (incorporated by reference to Current Report on Form 8-K dated
             May 7, 1987).
   4.1(v)    Fifth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of June 12, 1987
             (incorporated by reference to Current Report on Form 8-K dated
             June 18, 1987).
   4.1(vi)   Sixth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of October 23, 1987
             (incorporated by reference to Current Report on Form 8-K dated
             October 30, 1987).
   4.1(vii)  Seventh Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of January 15, 1988
             (incorporated by reference to Current Report on Form 8-K dated
             January 26, 1988).
   4.1(viii) Eighth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of February 1, 1988
             (incorporated by reference to Current Report on Form 8-K dated
             February 8, 1988).
   4.1(ix)   Ninth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of May 1, 1988
             (incorporated by reference to Current Report on Form 8-K dated
             May 9, 1988).
   4.1(x)    Tenth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of May 2, 1988
             (incorporated by reference to Current Report on Form 8-K dated
             May 24, 1988).
   4.1(xi)   Eleventh Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of August 27, 1990
             (incorporated by reference to Current Report on Form 8-K dated
             September 4, 1990).
   4.1(xii)  Twelfth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of July 11, 1991
             (incorporated by reference to Current Report on Form 8-K dated
             July 19, 1991).

   EXHIBIT #                            DESCRIPTION
   ---------                            -----------
   4.1(xiii) Thirteenth Supplemental Indenture between Marriott Corporation and The First National Bank of Chicago dated as of April 22,
             1992 (incorporated by reference to Current Report on Form 8-K dated April 29, 1992).
   4.1(xiv)  Fourteenth Supplemental Indenture between Marriott Corporation and The First National Bank of Chicago dated as of April 28,
             1992 (incorporated by reference to Current Report on Form 8-K dated May 5, 1992).
   4.1(xv)   Fifteenth Supplemental Indenture between Marriott Corporation and Bank One, Columbus, NA. dated as of October 8, 1993
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   4.2(i)    Indenture between Marriott Corporation and Chemical Bank dated as of June 5, 1991 (incorporated by reference to Registration
             Statement No. 33-39858).
   4.2(ii)   First Supplemental Indenture dated as of September 30, 1993 among Marriott Corporation, Chemical Bank and Marriott
             International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
   4.3(i)    Marriott Corporation Certificate of Designation of the Series A
             Cumulative Convertible Preferred Stock dated December 17, 1991
             (incorporated by reference to Current Report on Form 8-K dated
             December 23, 1991).
   4.3(ii)   Marriott Corporation Certificate of Designation, Preferences and
             Rights of Series A Junior Participating Preferred Stock
             (incorporated by reference to Registration Statement No.
             33-39858).
   4.4(i)    Rights Agreement between Marriott Corporation and the Bank of
             New York as Rights Agent dated February 3, 1989 (incorporated by reference to Registration Statement No. 33-62444).
   4.4(ii)   First Amendment to Rights Agreement between Marriott Corporation and Bank of New York as Rights Agent dated as of October 8, 1993
             (incorporated by reference to Registration Statement No. 33-
             51707).
   4.5       Indenture by and among Host Marriott Hospitality, Inc. as
             Issuer, HMH Holdings, Inc., as Parent Guarantor, HMH Properties,
             Inc., Host Marriott Travel Plazas, Inc., Gladieux Corporation,
             Host International, Inc., Marriott Family Restaurants, Inc.,
             Marriott Financial Services, Inc., HMH Courtyard Properties,
             Inc., and Marriott Retirement Communities, Inc. and certain of their Subsidiaries as Subsidiary Guarantors and Marine Midland
             Bank, N.A., as Trustee, with respect to the New Notes (including the Form of New Notes) (incorporated by reference to Current
             Report on Form 8-K dated October 23, 1993).
   10.1      Marriott Corporation Executive Deferred Compensation Plan dated as of December 6, 1990 (incorporated by reference to Exhibit
             19(i) of the Annual Report on Form 10-K for the fiscal year ended December 28, 1991).
   10.2      Host Marriott Corporation 1993 Comprehensive Stock Incentive
             Plan effective as of October 8, 1993 (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
   10.3      Distribution Agreement dated as of September 15, 1993 between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   10.4      Tax Sharing Agreement dated as of October 5, 1993 by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).

   EXHIBIT #                            DESCRIPTION
   ---------                            -----------
   10.5       Assignment and License Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International,
              Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
   10.6       Corporate Services Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Current Report on Form 8-K dated
              October 23, 1993).
   10.7       Procurement Services Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International,
              Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
   10.8       Supply Agreement dated as of October 8, 1993 by and between
              Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Current Report on Form 8-K dated
              October 23, 1993).
   10.9       Casualty Claims Administration Agreement dated as of October 8,
              1993 by and between Marriott Corporation and Marriott
              International, Inc. (incorporated by reference to Current
              Report on Form 8-K dated October 23, 1993).
   10.10      Employee Benefits Administration Agreement dated as of October
              8, 1993 by and between Marriott Corporation and Marriott
              International, Inc. (incorporated by reference to Current
              Report on Form 8-K dated October 23, 1993).
   10.11      Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Current Report on Form 8-K dated
              October 23, 1993).
   10.12      Employee Benefits and Other Employment Matters Allocation
              Agreement dated as of October 8, 1993 by and between Marriott
              Corporation and Marriott International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23,
              1993).
   10.13      Noncompetition Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Current Report on Form 8-K dated
              October 23, 1993).
   10.14(i)   Host Marriott Lodging Management Agreement--Marriott Hotels,
              Resorts and Suites by and between Marriott Corporation and
              Marriott International, Inc. dated September 25, 1993
              (incorporated by reference to Registration Statement No. 33-
              51707).
   10.14(ii)  Host Marriott Lodging Management Agreement--Courtyard Hotels by
              and between Marriott Corporation and Marriott International,
              Inc. dated September 25, 1993 (incorporated by reference to
              Registration Statement No. 33-51707).
   10.14(iii) Host Marriott Lodging Management Agreement--Residence Inns by
              and between Marriott Corporation and Marriott International,
              Inc. dated September 25, 1993 (incorporated by reference to
              Registration Statement No. 33-51707).
   10.14(iv)  Host Marriott Lodging Management Agreement--Fairfield Inns by
              and between Marriott Corporation and Marriott International,
              Inc. dated September 25, 1993 (incorporated by reference to
              Registration Statement No. 33-51707).
   10.15(i)   Consolidation Letter Agreement pertaining to Courtyard Hotels dated September 25, 1993 between a subsidiary of Marriott
              International, Inc. and a subsidiary of the Company
              (incorporated by reference to Registration Statement No. 33-
              51707).
   10.15(ii)  Consolidation Letter Agreement pertaining to Residence Inns dated September 25, 1993 between a subsidiary of Marriott
              International, Inc. and a subsidiary of the Company
              (incorporated by reference to Registration Statement No. 33-
              51707).
   10.15(iii) Consolidation Letter Agreement pertaining to Fairfield Inns dated September 25, 1993 between a subsidiary of Marriott
              International, Inc. and a subsidiary of the Company
              (incorporated by reference to Registration Statement No. 33-
              51707).

   EXHIBIT #                            DESCRIPTION
   ---------                            -----------
   10.16     Marriott Senior Living Services Communities Lease by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Registration Statement No. 33-
             51707).
   10.17(i)  Line of Credit and Guarantee Reimbursement Agreement by and
             among HMH Holdings, Inc. as borrower, Marriott International,
             Inc. as lender and Host Marriott Corporation and certain
             subsidiaries as guarantors dated as of October 8, 1993
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   10.17(ii) Amendment No. 1 to Line of Credit and Guarantee Reimbursement
             Agreement among HMH Holdings, Inc. as Borrower, Marriott
             International, Inc. as Lender and Host Marriott Corporation; HMC
             Acquisitions, Inc.; Host Marriott GTN Corporation; Host LaJolla,
             Inc.; Marriott Properties, Inc. and Willmar Distributors, Inc.
             as Guarantors (incorporated by reference to Registration
             Statement No. 33-51707).
   10.18     Philadelphia Convention Center Hotel Mortgage dated as of
             October 8, 1993 by and between Philadelphia Market Street
             Marriott Hotel Limited Partnership and Marriott International,
             Inc. (incorporated by reference to Registration Statement No.
             33-51707).
   10.19     LYONs Allocation Agreement dated as of September 30, 1993 by and between Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   10.20     Host Consulting Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   10.21     Architecture and Construction Services Agreement dated as of
             October 8, 1993 by and between Marriott Corporation and Marriott
             International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
   10.22     Marriott/Host Marriott Employees' Profit Sharing Retirement and
             Savings Plan and Trust (incorporated by reference to
             Registration Statement No. 33-62444).
   10.23     Working Capital Agreement by and between Host Marriott
             Corporation and Marriott International, Inc. dated as of
             September 25, 1993 (incorporated by reference to Registration
             Statement No. 33-51707).
   11.       Statement Re: Computation of Per Share Earnings
   22.       Subsidiaries of Host Marriott Corporation
   23.       Independent Auditors' Consent

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 31ST DAY OF MARCH, 1994.

                                          Host Marriott Corporation


                                          By        /s/ Matthew J. Hart
                                            -----------------------------------
                                                      Matthew J. Hart
                                                 Executive Vice President
                                                and Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                                   TITLE
             ----------                                   -----

       /s/ Stephen F. Bollenbach            President, Chief Executive Officer
- -------------------------------------        (Principal Executive Officer) and
         Stephen F. Bollenbach               Director

          /s/ Matthew J. Hart               Executive Vice President and Chief
- -------------------------------------        Financial Officer (Principal
            Matthew J. Hart                  Financial Officer)

         /s/ Jeffrey P. Mayer               Senior Vice President--Finance and
- -------------------------------------        Corporate Controller (Principal
           Jeffrey P. Mayer                  Accounting Officer)

        /s/ Richard E. Marriott             Chairman of the Board of Directors
- -------------------------------------
          Richard E. Marriott

         /s/ R. Theodore Ammon              Director
- -------------------------------------
           R. Theodore Ammon

        /s/ J. W. Marriott, Jr.             Director
- -------------------------------------
          J. W. Marriott, Jr.

        /s/ Ann Dore McLaughlin             Director
- -------------------------------------
          Ann Dore McLaughlin

       /s/ Harry L. Vincent, Jr.            Director
- -------------------------------------
         Harry L. Vincent, Jr.

          /s/ Andrew J. Young               Director
- -------------------------------------
            Andrew J. Young

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                         DECEMBER 31, JANUARY 1,
                                                             1993        1993
                                                         ------------ ----------
                                                              (IN MILLIONS)
ASSETS
Current Assets
 Cash and cash equivalents..............................    $   55      $  162
 Accounts receivable, net...............................        63          42
 Inventory..............................................         7          13
 Other current assets...................................        84          52
                                                            ------      ------
                                                               209         269
                                                            ------      ------
Property and equipment, net.............................     1,249         818
Investment in and advances to Marriott International....       --          763
Investment in and advances to Holdings..................       783       1,929
Notes receivable and other..............................       170         264
Investments in affiliates...............................        61         122
                                                            ------      ------
                                                            $2,472      $4,165
                                                            ======      ======
LIABILITIES AND EQUITY
Current Liabilities
 Accounts payable.......................................    $   35      $  180
 Other current liabilities..............................       455         125
                                                            ------      ------
                                                               490         305
                                                            ------      ------
Line of Credit borrowings due to Holdings...............       193         --
Long-term debt..........................................       664       2,227
Other long-term liabilities.............................       135          67
Deferred income taxes...................................       465         553
Convertible subordinated debt...........................        20         228
Shareholders' Equity
 Convertible preferred stock............................        14         200
 Common stock...........................................       130         105
 Additional paid-in capital.............................       253          34
 Retained earnings......................................       108         555
 Treasury stock, at cost................................       --         (109)
                                                            ------      ------
                                                               505         785
                                                            ------      ------
                                                            $2,472      $4,165
                                                            ======      ======

- --------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.

           See Accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 5

                           HOST MARRIOTT CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME

   Fiscal years ended December 31, 1993, January 1, 1993 and January 3, 1992

                                                             1993   1992   1991
                                                             -----  -----  -----
                                                               (IN MILLIONS)
Sales......................................................  $ 464  $ 548  $ 594
Operating costs and expenses...............................    420    500    532
                                                             -----  -----  -----
  Operating profit before corporate expenses and interest..     44     48     62
Corporate expenses.........................................    (50)   (48)   (28)
Interest expense...........................................   (164)  (214)  (227)
Interest income............................................     12      7     24
                                                             -----  -----  -----
Loss before income taxes, equity in earnings of subsidiar-
 ies and cumulative effect of changes in accounting princi-
 ples......................................................   (158)  (207)  (169)
Equity in earnings of Holdings.............................     71    120     84
Benefit for income taxes...................................     16     38     34
                                                             -----  -----  -----
Loss before equity in earnings of Marriott International
 and cumulative effect of changes in accounting principles.    (71)   (49)   (51)
Equity in earnings of Marriott International, net-of-tax...    123    134    133
                                                             -----  -----  -----
Income before cumulative effect of changes in accounting
 principles................................................     52     85     82
Cumulative effect of changes in accounting principles......     (2)   --     --
                                                             -----  -----  -----
Net income.................................................  $  50  $  85  $  82
                                                             =====  =====  =====

- --------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III
                                                                     PAGE 3 OF 5

                           HOST MARRIOTT CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

   Fiscal years ended December 31, 1993, January 1, 1993 and January 3, 1992

                                                     1993     1992      1991
                                                     -----  --------  --------
                                                          (IN MILLIONS)
CASH FROM OPERATIONS................................ $  81  $     67  $    144
                                                     -----  --------  --------
Investing Activities
  Net proceeds from sale of assets..................    46       377        43
  Capital expenditures..............................  (100)      (34)     (103)
  Other.............................................   (32)      (77)      (44)
                                                     -----  --------  --------
  Cash from (used in) investing activities..........   (86)      266      (104)
                                                     -----  --------  --------
FINANCING ACTIVITIES
  Proceeds of long-term debt........................   287       519       630
  Issuances of stock................................    12         7       198
  Repayments of long-term debt......................  (453)   (1,123)   (1,256)
  Transfers from Marriott International and Hold-
   ings, net........................................   357       380       186
  Dividends paid....................................   (33)      (41)      (27)
  Cash distributed to Marriott International........  (272)      --        --
                                                     -----  --------  --------
  Cash used in financing activities.................  (102)     (258)     (269)
                                                     -----  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.... $(107) $     75  $   (229)
                                                     =====  ========  ========

- --------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.



           See Accompanying Notes to Condensed Financial Information

                                                                    SCHEDULE III
                                                                     PAGE 4 OF 5

                           HOST MARRIOTT CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

A) On October 8, 1993, Host Marriott Corporation (the "Parent Company", formerly Marriott Corporation) completed a distribution of Marriott International common stock and an exchange offer. See Note 2 to the Company's consolidated financial statements for more information about the distribution and exchange offer.

   In connection with the exchange offer, the Parent Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Parent Company's primary asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings' primary asset is the capital stock of Host Marriott Hospitality, Inc. ("Hospitality"), and Holdings is the borrower under a $630 million Revolving Line of Credit with Marriott International.

   In the Restructuring, most of the Parent Company's real estate and operating assets were transferred to subsidiaries of Hospitality. The remaining assets were retained directly by the Parent Company and certain of its other subsidiaries (the "Retained Businesses") and are unrestricted.

   Hospitality is the issuer of Senior Notes secured by a pledge of the stock of, and guaranteed by, Holdings, Hospitality and certain of its subsidiaries. The indenture governing these Notes contain covenants that, among other things, limit the ability of Hospitality to pay dividends and make other distributions and restricted payments, incur additional debt, create additional liens on its subsidiaries' assets, engage in certain transactions with related parties, enter into agreements which restrict a subsidiary in paying dividends or making certain other payments and limit the activities and businesses of Holdings. At December 31, 1993, substantially all of Hospitality's net assets are restricted.

   Accordingly, the accompanying financial statements present the operations of the Parent Company and Retained Businesses with the investment in, and operations of, Holdings and Hospitality presented on the equity method of accounting.

B) The accompanying financial statements present the financial position, results of operations and cash flows of the Parent Company and Retained Businesses as if the organizational structure described in Note A was in place for all periods presented. Marriott Corporation's historical basis in the assets and liabilities of the Parent Company and Retained Businesses has been carried over. All material intercompany transactions between the companies have been eliminated.

C) Investment in and advances to Holdings and long-term debt includes $87 million and $1,344 million of debt at December 31, 1993 and January 1, 1993, respectively, which has been "pushed down" to Hospitality on its financial statements. Related interest expense of $94 million, $125 million and $89 million in fiscal 1993, 1992 and 1991, respectively, is included in interest expense in the accompanying condensed statements of income.

   Aggregate debt maturities at December 31, 1993 are (in millions):

      1994............................................................... $  380
      1995...............................................................    132
      1996...............................................................    114
      1997...............................................................     35
      1998...............................................................      1
      Thereafter.........................................................    575
                                                                          ------
                                                                          $1,237
                                                                          ======

                                                                    SCHEDULE III
                                                                     PAGE 5 OF 5

                           HOST MARRIOTT CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTES TO CONDENSED FINANCIAL INFORMATION--(CONTINUED)

D) The accompanying statements of income reflect the equity in earnings of Holdings, including its wholly-owned subsidiary Hospitality after elimination of interest expense (see Note C) and before income taxes. Holdings is included in the consolidated income tax returns of Host Marriott Corporation.

E) Corporate expenses in 1993 and 1992 reflect pre-tax costs of $13 million and $16 million, respectively, related to the distribution discussed in Note A.

                                                                      SCHEDULE V

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT
                                 (IN MILLIONS)

                                     ADDITIONS AT COST
                          BALANCE  ----------------------                           BALANCE
                         BEGINNING                OTHER   RETIREMENTS  TRANSFERS   AT END OF
     CLASSIFICATION       OF YEAR  ACQUISITIONS ADDITIONS  OR SALES    AND OTHER     YEAR
     --------------      --------- ------------ --------- -----------  ---------   ---------
For Fiscal Year Ended
 January 3, 1992
  Land and Land Improve-
   ments................  $  789       $--        $ 69       $ (44)      $ --       $  814
  Buildings and
   Leasehold
   Improvements.........   2,194        --         256         (51)         89       2,488
  Furniture and Equip-
   ment.................     837        --          83         (52)         33         901
  Construction in Proc-
   ess..................     631        --         --          (13)       (194)        424
                          ------       ----       ----       -----       -----      ------
    Total Property and
     Equipment..........  $4,451       $--        $408       $(160)(1)   $ (72)     $4,627
                          ======       ====       ====       =====       =====      ======
For Fiscal Year Ended
 January 1, 1993
  Land and Land Improve-
   ments................  $  814       $--        $ 29       $ (69)      $   2      $  776
  Buildings and
   Leasehold
   Improvements.........   2,488         28        112        (264)        186       2,550
  Furniture and Equip-
   ment.................     901         12         44        (113)         55         899
  Construction in Proc-
   ess..................     424        --         --           (6)       (285)        133
                          ------       ----       ----       -----       -----      ------
    Total Property and
     Equipment..........  $4,627       $ 40       $185       $(452)(2)   $ (42)     $4,358
                          ======       ====       ====       =====       =====      ======
For Fiscal Year Ended
 December 31, 1993
  Land and Land Improve-
   ments................  $  776       $--        $ 21       $ (39)      $(326)     $  432
  Buildings and
   Leasehold
   Improvements.........   2,550          1         92         (83)        147       2,707
  Furniture and Equip-
   ment.................     899        --          70         (50)       (334)        585
  Construction in Proc-
   ess..................     133        --          52          (7)        (27)        151
                          ------       ----       ----       -----       -----      ------
    Total Property and
     Equipment..........  $4,358       $  1       $235       $(179)      $(540)(3)  $3,875
                          ======       ====       ====       =====       =====      ======

- --------
(1) Principally the sale of family restaurants and four Courtyard hotels.
(2) Principally the sale of seven full service hotels and thirteen Courtyard hotels.
(3) Principally the distribution of assets to Marriott International offset by the impact of consolidating the New York Marriott Marquis Hotel.

                                                                     SCHEDULE VI

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION

                             PROPERTY AND EQUIPMENT
                                 (IN MILLIONS)

                         BALANCE AT INCREASES                           BALANCE
                         BEGINNING  CHARGED TO RETIREMENTS TRANSFERS   AT END OF
     CLASSIFICATION       OF YEAR     INCOME    OR SALES   AND OTHER     YEAR
     --------------      ---------- ---------- ----------- ---------   ---------
For Fiscal Year Ended
 January 3, 1992
  Buildings and
   Leasehold
   Improvements.........    $281       $ 91       $ (8)      $ --        $364
  Furniture and Equip-
   ment.................     341        120        (42)         (3)       416
                            ----       ----       ----       -----       ----
    Total Accumulated
     Depreciation and
     Amortization.......    $622       $211       $(50)      $  (3)      $780
                            ====       ====       ====       =====       ====
For Fiscal Year Ended
 January 1, 1993
  Buildings and
   Leasehold
   Improvements.........    $364       $ 96       $(32)      $  (3)      $425
  Furniture and Equip-
   ment.................     416        121        (64)         (1)       472
                            ----       ----       ----       -----       ----
    Total Accumulated
     Depreciation and
     Amortization.......    $780       $217       $(96)      $  (4)      $897
                            ====       ====       ====       =====       ====
For Fiscal Year Ended
 December 31, 1993
  Buildings and
   Leasehold
   Improvements.........    $425       $ 97       $(10)      $  (1)      $511
  Furniture and Equip-
   ment.................     472        110        (43)       (201)       338
                            ----       ----       ----       -----       ----
    Total Accumulated
     Depreciation and
     Amortization.......    $897       $207       $(53)      $(202)(1)   $849
                            ====       ====       ====       =====       ====

- --------
(1) Principally the distribution of assets to Marriott International offset by the impact of consolidating the New York Marriott Marquis Hotel.

                                                                      SCHEDULE X

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN MILLIONS)

                              ITEM                               1993 1992 1991
                              ----                               ---- ---- ----
Maintenance, repairs and minor replacements..................... $174 $253 $243
Real and personal property taxes, licenses, etc.................  155  193  183
Advertising expenses............................................  192  256  253

           See Accompanying Notes to Condensed Financial Information