Form 10-Q
period 1994-03-25
HOST MARRIOTT CORP
filed 1994-05-09
CIK 314733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 25, 1994                 Commission File No. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20058

                                 (301) 380-9000


        Delaware                                               53-0085950
- - ------------------------                                 ----------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes   X     No
                                                               -----       -----



                                                              Shares outstanding
       Class                                                   at April 22, 1994
- - -------------------                                            -----------------
Common Stock, $1.00
par value per share                                               152,303,666
                                                              ------------------

================================================================================

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                 INDEX
                                 -----

                                                                         Page
                                                                          No.
                                                                         ----
Part I.          FINANCIAL INFORMATION (Unaudited):

                 Condensed Consolidated Balance Sheets -                  3
                  March 25, 1994 and December 31, 1993

                 Condensed Consolidated Statements of Operations -       4 - 5
                  Twelve Weeks Ended March 25, 1994 and
                  March 26, 1993

                 Condensed Consolidated Statements of Cash Flows -        6
                  Twelve Weeks Ended March 25, 1994 and
                  March 26, 1993

                 Notes to Condensed Consolidated Financial               7 - 11
                  Statements

                 Management's Discussion and Analysis of Results of     12 - 15
                  Operations and Financial Condition


Part II.         OTHER INFORMATION AND SIGNATURE                        16 - 17

                       PART I.  FINANCIAL INFORMATION


                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                          (unaudited, in millions)

                                                       March 25,   December 31,
                                                         1994          1993
                                                         ----          ----

                                   ASSETS
                                   ------
Property and Equipment..........................        $ 3,058        $ 3,026
Investments in Affiliates.......................            224            220
Notes Receivable................................             72            111
Accounts Receivable.............................             92             80
Inventories.....................................             48             52
Other Assets....................................            223            256
Cash and Cash Equivalents.......................            316            103
                                                        -------         ------
                                                        $ 4,033        $ 3,848
                                                        =======         ======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Debt
  Debt carrying a company guarantee of repayment.....   $ 1,668        $ 1,700
  Debt not carrying a company guarantee of repayment.       773            779
                                                        -------        -------
                                                          2,441          2,479

Accounts Payable and Accrued Expenses................       209            194
Deferred Income......................................        26             26
Deferred Income Taxes................................       435            442
Other Liabilities....................................       192            182
Convertible Subordinated Debt........................        --             20
                                                        -------        -------
     Total Liabilities                                    3,303          3,343

Shareholders' Equity
  Convertible Preferred Stock........................        14             14
  Common Stock, 300 million shares authorized; 152.3
   million shares and 129.7 million shares issued,
   respectively....................................         152            130
  Additional Paid-in Capital.........................       474            253
  Retained Earnings..................................        90            108
                                                        -------        -------

     Total Shareholders' Equity                             730            505
                                                        -------        -------
                                                        $ 4,033        $ 3,848
                                                        =======        =======


        - See Notes To Condensed Consolidated Financial Statements -

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            Twelve weeks ended March 25, 1994 and March 26, 1993
          (unaudited, in millions, except per common share amounts)

                                                      Historical     Pro Forma
                                                    ---------------
                                                      1994    1993       1993
                                                    --------  -----      -----
REVENUES
 Real estate group
  Hotels...........................................   $  68   $ 153      $  54
  Senior living communities........................       6      18          5
  Net gains (losses) on property transactions......       -       1          1
                                                      -----   -----      -----
                                                         74     172         60
                                                      -----   -----      -----
 Operating group
  Airports.........................................     159     149        149
  Travel Plazas....................................      50      49         49
  Other............................................      18      16         16
                                                      -----   -----      -----
                                                        227     214        214
                                                      -----   -----      -----
   Total revenues..................................     301     386        274
                                                      -----   -----      -----

OPERATING COSTS AND EXPENSES
 Real estate group
  Hotels..........................................       45     130         35
  Senior living communities.......................        3      16          4
  Other...........................................        -       7          7
                                                      -----   -----      -----
                                                         48     153         46
                                                      -----   -----      -----
Operating group
 Airports.........................................      155     145        145
 Travel Plazas....................................       55      52         52
 Other............................................       19      17         17
                                                      -----   -----      -----
                                                        229     214        214
                                                      -----   -----      -----
  Total operating costs and expenses..............      277     367        260
                                                      -----   -----      -----

OPERATING PROFIT (LOSS)
 Real estate group................................       26      19         14
 Operating group..................................       (2)      -          -
                                                       -----   -----      -----
 Operating profit before corporate expenses,
  interest and profit from distributed operations.       24      19         14
Corporate expenses................................       (7)     (6)        (6)
Interest expense..................................      (46)    (47)       (43)
Interest income...................................        5       6          6
Profit from operations distributed to Marriott
 International....................................        -      63          -
                                                      -----   -----      -----

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES.......      (24)     35        (29)
(Provision) benefit for income taxes..............        6     (16)         5
                                                      -----   -----      -----
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES.........................      (18)     19      $ (24)
                                                                         =====

Cumulative effect of a change in accounting for
 income taxes.....................................        -      30
Cumulative effect of a change in accounting for
 assets held for sale (net of income taxes of $22
 million).........................................        -     (32)
                                                      -----   -----
NET INCOME (LOSS).................................      (18)     17
Dividends on preferred stock......................        -      (4)
                                                      -----   -----
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK......    $ (18)  $  13
                                                      =====   =====

        - See Notes To Condensed Consolidated Financial Statements -

- - - Continued -

                                                      Historical
                                                    --------------  Pro Forma
                                                      1994    1993      1993
                                                    --------  -----  ----------
EARNINGS (LOSS) PER COMMON SHARE:
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES.................  $(.12)  $ .14      $(.21)
                                                                         =====
 Cumulative effect of a change in accounting for
  income taxes.....................................      -     .28
 Cumulative effect of a change in accounting for
  assets held for sale (net of income taxes).......      -    (.30)
                                                      -----   -----

 NET INCOME (LOSS).................................  $(.12)  $ .12
                                                      =====   =====


        - See Notes To Condensed Consolidated Financial Statements -

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Twelve weeks ended March 25, 1994 and March 26, 1993

                          (unaudited, in millions)

                                                        1994         1993
                                                       ------       ------
OPERATING ACTIVITIES
Net income (loss)....................................  $ (18)       $  17
Adjustments to reconcile to cash from operations:
  Depreciation and amortization......................     40           66
  Cumulative effect of a change in accounting
   for income taxes..................................      -          (30)
  Cumulative effect of a change in accounting
   for assets held for sale, net of income taxes.....      -           32
  Income taxes.......................................    (10)         (17)
  Other..............................................      7           (3)
Changes in operating accounts........................     (7)           2
                                                       -----        -----

Cash from operations.................................     12           67
                                                       -----        -----

INVESTING ACTIVITIES
Proceeds from sales of assets........................      8           17
  Less noncash proceeds..............................      -           (1)
                                                       -----        -----

Cash received from sales of assets...................      8           16
Capital expenditures for renewals and replacements...    (11)         (22)
Lodging construction funded by project financing.....    (20)           -
Other new unit capital expenditures..................     (7)         (49)
Note receivable collections..........................     24            5
Other................................................     10          (54)
                                                       -----        -----

Cash from (used in) investing activities.............      4         (104)
                                                       -----        -----

FINANCING ACTIVITIES
Issuances of debt....................................     15          134
Issuances of common stock............................    235            2
Scheduled principal repayments.......................    (21)          (6)
Prepayments of debt..................................    (32)           -
Dividends paid.......................................      -          (11)
                                                       -----        -----

Cash from financing activities.......................    197          119
                                                       -----        -----

INCREASE IN CASH AND CASH EQUIVALENTS................  $ 213        $  82
                                                       =====        =====

        - See Notes To Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company", formerly Marriott Corporation) have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of March 25, 1994 and December 31, 1993, and the results of operations for the twelve weeks ended March 25, 1994 and March 26, 1993, and cash flows for the twelve weeks ended March 25, 1994 and March 26, 1993. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On October 8, 1993 (the "Distribution Date"), Marriott Corporation distributed, through a special tax-free dividend (the "Distribution"), to holders of Marriott Corporation's common stock (on a share-for-share basis), approximately 116.4 million outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, resulting in the division of Marriott Corporation's operations into two separate companies. The distributed operations included the former Marriott Corporation's lodging management, franchising and resort timesharing operations, senior living service operations, and the institutional food service and facilities management business. Effective at the Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation.

   In connection with the Distribution, the Company completed an Exchange Offer ("Exchange Offer") pursuant to which holders of senior notes and debentures in an aggregate principal amount of approximately $1.2 billion ("Old Notes") exchanged such Old Notes for a combination of (i) cash, (ii) common stock and
   (iii) New Notes ("New Notes") issued by an indirect wholly-owned subsidiary of the Company, Host Marriott Hospitality, Inc. ("Hospitality"). The coupon and maturity date for each series of New Notes is 100 basis points higher and four years later, respectively, than the series of Old Notes for which it was exchanged (except that the maturity of the New Notes issued in exchange for the Series L Senior Notes due 2012 was shortened by five years). The Company redeemed all of the old Series F Senior Notes that did not tender in the Exchange Offer, and secured the old Series I Notes equally and ratably with the New Notes issued in the Exchange Offer.

   In connection with the Exchange Offer, the Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Company's primary asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings'

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


   primary asset is the capital stock of Hospitality, and Holdings is the borrower under a Revolving Line of Credit with Marriott International. In the Restructuring, most of the assets relating to the Real Estate Group and the Operating Group were transferred to subsidiaries of Hospitality. Certain assets relating to such businesses were retained directly by the Company and certain of its other subsidiaries. In addition, HMC Ventures, Inc., an unrestricted subsidiary, was capitalized during the twelve weeks ended March 25, 1994 with approximately $50 million from recent asset dispositions.

3. The Distribution referred to in Note 2 substantially altered the structure of the Company. Historical operating results for the twelve weeks ended March 26, 1993, as presented in prior filings, have been reformatted to reflect the Company's current business segments and operating environment. The Real Estate Group is comprised of the development and ownership businesses, partnership investments and undeveloped land parcels. The Operating Group consists of the food, beverage and merchandise operations at airports, on tollroads and at tourist attractions, stadiums and arenas, as well as restaurant operations. The 1993 pro forma statement of operations was prepared as if the Distribution, Exchange Offer and Restructuring and the implementation of the various related agreements entered into with Marriott International, including the lodging management and senior living community leases, occurred at the beginning of the period and include only the operations retained by the Company. The other differences between the 1993 pro forma amounts and the 1993 historical operating results are:

   . The 1993 historical condensed consolidated statement of operations include the revenues, operating costs and expenses, corporate expenses, interest expense and interest income relating to Marriott International in the caption, "Profit from Operations Distributed to Marriott International," while the 1993 pro forma amounts have such results removed. Marriott International's results of operations for the twelve weeks ended March 26, 1993 included in the accompanying condensed consolidated financial statements consists of the following:


        Sales.................................................   $1,685
        Operating costs and expenses..........................   (1,602)
        Corporate expense.....................................      (15)
        Net interest expense..................................       (5)
                                                                  -----

          Income before income taxes..........................   $   63
                                                                  =====

    . In the 1994 historical and 1993 pro forma condensed consolidated statements of operations, revenues for the Real Estate Group represent house profit from the Company's owned hotel properties, lease rentals for the Company's owned senior living communities and gains/losses on property transactions. House profit represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      The 1993 historical condensed consolidated statement of operations reports the Real Estate Group revenues as gross sales of the Company's owned hotels and senior living communities, while the related property-level expenses are included in operating costs and expenses. House profit generated by the Company's owned hotels for the first quarter of 1994 and 1993 pro forma consists of:


                                      Twelve Weeks Ended
                                     ----------------------
                                                  Pro Forma
                                     March 25,    March 26,
                                       1994         1993
                                     ---------    ---------
     Sales
      Rooms....................      $   141      $   116
      Food & Beverage..........           51           35
      Other....................           12            9
                                     -------      -------
       Total Hotel Sales.......          204          160
                                     -------      -------

     Department Costs
      Rooms....................           37           28
      Food & Beverage..........           40           28
      Other....................            6            5
                                     -------      -------

     Department Profit.........          121           99
     Other Deductions..........           53           45
                                     -------      -------
       House Profit............      $    68      $    54
                                     =======      =======

   . The 1993 pro forma condensed consolidated statement of operations reflects adjustments to interest expense for the impact of the Revolving Line of Credit with Marriott International (commitment fees and interest), the effects of the Exchange Offer, debt assumed by Marriott International and the income tax impact of the pro forma adjustments.

   . In connection with the Exchange Offer, the Company issued 1.8 million common shares to former holders of certain senior notes and debentures and issued 10.6 million common shares to former holders of the Company's preferred stock, upon such holders' conversion. The pro forma 1993 loss per share gives effect to these transactions as if they had occurred at the first day of the twelve-week period ended March 26, 1993. The related weighted average shares outstanding were 113.9 million.

   Additionally, the majority of the Company's assets are primarily related to its Real Estate Group and, accordingly, the balance sheet has been presented in a non-classified format.

   At March 25, 1994, the Company's Operating Group held $93 million of current assets and $102 million of current liabilities. At December 31, 1993, these amounts were $94 million and $92 million, respectively.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve weeks ended March 25, 1994, as they are antidilutive. Accordingly, the weighted average shares were 146.9 million and 108.7 million for the twelve weeks ended March 25, 1994 and March 26, 1993, respectively.

5. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net losses of affiliates of $1 million and $7 million for the twelve weeks ended March 25, 1994 and March 26, 1993, respectively, is included in other operating expenses for the Real Estate Group.

   Combined summarized operating results reported by affiliates follow:

                                                         Twelve Weeks Ended
                                                       -----------------------
                                                       March 25,    March 26,
                                                         1994           1993
                                                       ---------     ---------
                                                            (in millions)

          Revenues...................................   $    156     $     193

          Operating expenses:
            Cash charges (including interest).......        (106)         (154)
            Depreciation and other noncash charges..         (79)          (80)
                                                         -------      --------
              Loss before extraordinary item.......          (29)          (41)
              Extraordinary item...................           46             -
                                                         -------      --------
              Net income (loss)....................     $     17     $     (41)
                                                         =======      ========

6. On January 20, 1994, the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $231 million. HMC Acquisitions, Inc. ("HMC Acquisitions"), a newly-formed subsidiary, was capitalized with $210 million of the proceeds from the common stock offering. The amount used to capitalize HMC Acquisitions and any earnings therefrom will be available for investment on an unrestricted basis. HMC Acquisitions is a guarantor under the Revolving Line of Credit with Marriott International.

7. During the first quarter of 1994, the Company signed an agreement to sell its 14 senior living communities to an unrelated entity for $320 million which exceeds the communities' carrying value. The sale is expected to close by the end of the second quarter of 1994. Consummation of the transaction is subject to certain conditions, including regulatory approvals and filings.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


8. During the twelve weeks ended March 25, 1994, the Company foreclosed on a 29% interest and completed the transfer of an additional 7% interest in the Times Square Hotel Company ("TSHCO"), the owner of the New York Marriott Marquis, to the Company. The Company currently holds an 86% interest in TSHCO, which is consolidated in the Company's financial statements.

9. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" during the first quarter of 1994. Implementation of these statements did not have a material effect on the Company's financial position or results of operations.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
- - ---------------------

As described in Notes 2 and 3, the Company's assets, liabilities and business operations changed substantially when the Company completed the Distribution, Exchange Offer and Restructuring. The management's discussion and analysis of financial condition presented herein compares the 1994 historical results with pro forma 1993 results. Management believes that due to the substantial differences in comparability between the Company's 1994 and 1993 historical results, the use of pro forma results for 1993 provides a more meaningful basis for comparison because the pro forma results assume that the aforementioned transactions occurred at the beginning of 1993 and include only the operations retained by the Company.

The Company reported revenues of $301 million for the 1994 first quarter, a $27 million improvement over pro forma 1993 results. Operating profit increased 71% to $24 million in the 1994 quarter. The Real Estate Group posted a significant increase in operating profit -- up $12 million over pro forma 1993 results.
This increase was partially offset by an operating loss of $2 million for the Operating Group compared with breakeven performance in the 1993 quarter.

The Real Estate Group, consisting of the Company's ownership and development business, posted a 23% increase in revenues and an 86% increase in operating profit over 1993 pro forma results. The operating profit increase is due primarily to improved lodging results coupled with a reduction in equity losses on the Company's partnership investments. Equity in net losses were down $6 million, mainly due to the consolidation of the partnership owning the New York Marriott Marquis Hotel (TSHCO) in 1994. During the 1994 first quarter, the Company increased its ownership interest in TSHCO to 86%.

Hotel revenues for the Real Estate Group increased $14 million over pro forma 1993 amounts, as all four of the Company's lodging concepts reported growth in comparable revenues, occupancy and room rates. Hotel revenues reflect the addition of three full-service hotels: the New York Marriott Marquis; the Ft. Lauderdale Marina Marriott; and the Washingtonian Marriott in Gaithersburg, Maryland, which are included in the 1994 operating results. These properties contributed $12 million in hotel revenues and $3 million of hotel operating profit during 1994. Also, 1993 pro forma results include $4 million of hotel revenues and $2 million in hotel operating profit relating to eleven Residence Inn properties that were sold in late 1993. Excluding the impact of these noncomparable items, hotel revenues increased $6 million (12%) and operating profit increased $3 million (17%) over pro forma 1993 levels.

Marriott Hotels, Resorts and Suites, the Company's full-service product posted a 4% increase in room revenues generated per available room ("REVPAR") for comparable units. Average occupancy climbed two percentage points for comparable units while average room rates increased slightly. Overall operating results for most full-service properties were up or comparable to 1993 results with the exception of the Newport Beach, California property which experienced reduced profits due to the southern California earthquake in late 1993 and the Miami Airport, Florida property which achieved very high occupancy levels in early 1993 resulting from Hurricane Andrew in 1992.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company's moderate-priced product, Courtyard, reported significant increases in operating profit in 1994. Courtyard's REVPAR increased 7% over the first quarter of 1993 fueled by a 6% increase in average room rates and a one percentage point increase in average occupancy. Courtyard's improved results also reflect enhanced efficiencies in food service operations and reduced overhead costs.

Residence Inn, the Company's extended-stay product, reported a 7% increase in REVPAR due primarily to an increase in average room rate for comparable units of 6%, combined with a one percentage point increase in average occupancy.

Fairfield Inn, the Company's economy lodging product, generated a 5% increase in REVPAR, with the average room rate up 4%, while average occupancy remained constant.

Senior living communities' revenues consist of rentals earned under the lease agreements with Marriott International. The increase over 1993 pro forma revenues and operating profit is due to the opening of two additional properties and the corresponding commencement of the rental payment for such properties.
On March 17, 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated entity for $320 million. This sale is expected to close by the end of the second quarter of 1994.

The Operating Group generated a 6%, or $13 million, increase in revenues over 1993 performance. Airport revenues increased $10 million, benefiting from enplanement growth and severe winter weather conditions, which boosted sales as the result of flight delays. Travel Plazas and other Operating Group revenues posted modest increases in sales over last year's performance. These increases are primarily attributed to the completion of the remaining New York Thruway plazas and increased attendance at the Dallas Reunion Arena. Increased profits driven by sales growth were offset by contractual rent increases and increased depreciation at one airport in anticipation of renovation. Airport operations experienced margin erosion due to shifts in sales mix and lost leverage on fixed overhead costs as minority-owned business participation reduced market share.

Interest expense increased by 7% to $46 million in 1994 as a result of additional expense associated with the consolidation of TSHCO debt offset by the impact of declining interest rates on the Company's variable rate debt.

EBITDA
- - ------

The Company's consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased 12% to $67 million over pro forma 1993 amounts. After excluding the impact of the noncomparable items mentioned above, EBITDA increased $1 million, or 2%, over pro forma 1993 amounts. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets. EBITDA measures the Company's economic profitability, its abil-ity to service debt, fund capital expenditures and expand the business, however, such information

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


should not be considered as an alternative to net income, operating performance or any other performance measure prescribed by generally accepted accounting principles.

The Real Estate Group reported EBITDA of $54 million, a $9 million (20%) increase over pro forma 1993 results. All of the lodging concepts and the senior living communities, with the exception of the Fairfield Inns, reported higher EBITDA for comparable units.

The Company's Operating Group contributed $14 million of EBITDA in the 1994 and 1993 first quarters.

Cash Flows and Financial Condition
- - ----------------------------------

The Company reported an increase in cash and cash equivalents of $213 million during the first quarter of 1994. This increase is primarily due to proceeds from the sale of common stock and issuance of debt offset by the use of funds to repay debt and fund capital expenditures.

Cash from investing activities of $4 million in 1994 includes a $25 million deposit received on the pending sale of the Company's senior living communities and paydowns of notes receivable of $24 million. These sources of cash from investing are offset by capital expenditures of $38 million.

Cash from financing activities of $197 million during the first quarter of 1994 includes $231 million from the January 1994 common stock offering, $15 million of debt financing from the mortgage loan provided by Marriott International for the construction of the Philadelphia Convention Center Hotel offset by a $30 million paydown on the $630 million Revolving Line of Credit from Marriott International and other debt repayments of $21 million. At March 25, 1994, $163 million was outstanding under the Revolving Line of Credit.

The Company expects to use the majority of the net proceeds of its January 1994 common stock offering for acquisitions of full-service lodging properties or related assets, to the extent that attractive acquisition opportunities become available. The Company is actively engaged in purchase negotiations with a number of owners of individual hotel properties and lodging chains. The Company may seek additional debt or equity financing in connection with such acquisitions, including debt secured by properties acquired. The Company believes it will have adequate sources of funding to permit it to pursue its acquisition strategy.

The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $3 billion at March 25, 1994 ($1.8 billion of which had not been pledged or mortgaged). The Company may secure long-term financing and (subject, among other things, to compliance with its existing debt agreements, including require-ments to use the proceeds of certain refinancings to repay indebtedness) may use unencumbered assets as security for future financings, if such financings are determined to be advantageous.

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Such financings could take the form of traditional secured real estate financings or could be effected through vehicles such as formation of a real estate investment trust (REIT) or collateralized mortgage financings.

In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. The Company currently has outstanding agreements to sell all of its Fairfield Inns and all of its senior living communities. These sales are expected to close by the end of the second quarter of 1994. All of the Fairfield Inns and the senior living communities to be sold are owned by subsidiaries of Hospitality, the issuer of the notes issued in the Exchange Offer. Under the terms of the New Notes Indenture, Hospitality will be obligated to use 50% of the net proceeds of these asset sales to prepay New Notes on a pro-rata basis and must offer to utilize an additional 25% of the net proceeds to make additional New Note prepayments on a pro-rata basis. Hospitality may also from time to time make open market purchases of its debt securities. Subsequent to the end of the 1994 first quarter, Hospitality purchased $5 million of bonds with excess cash from operations.

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

Between October 9, 1992 and approximately January 4, 1993, following the announcement of the Distribution, ten plaintiffs who were all holders, or former holders, of Old Notes (the "Class Action Plaintiffs") filed lawsuits against the Company purportedly brought on behalf of classes of holders and purchasers of Old Notes (the "Class Action Lawsuits").

On October 29, 1992, a second group of plaintiffs (the "PPM Group") purporting to hold approximately $120 million of principal amount of Old Notes filed lawsuits against the Company (the "PPM Lawsuit") in the United States District Court for the District of Maryland. The PPM Group alleges that it has incurred damages of approximately $30 million. The PPM Lawsuit is limited to claims that the sale by the Company of certain series of its Old Notes was fraudulent and violated federal securities laws and similar state laws. The Company has counterclaimed against certain members of the PPM Group, asserting tortious interference with business relationships.

On or about March 25, 1993, the State Board of Administration of Florida (the "Florida Plaintiff"), holding approximately $7.5 million of principal amount of Old Notes, filed an additional lawsuit, purportedly on behalf of certain classes of holders of Old Notes. The Florida Lawsuit was settled on April 28, 1994. Under the terms of this settlement, the Company agreed to repurchase the Old Notes held by the Florida Plaintiff for their par value.

The Company reached an agreement to settle the Class Action Lawsuits (the "Class Action Settlement"), which settlement was approved by the court on August 30, 1993. The Class Action Settlement disposes of all legal claims challenging the Distribution, other than disclosure claims by certain holders and former holders of Old Notes (principally members of the PPM Group) who have "opted out" of the Class Action Settlement. As part of the Class Action Settlement, the Company effected the Exchange Offer, paid certain legal fees and expenses of the Class Action Plaintiffs and agreed to issue warrants to purchase up to 7.7 million shares of the Company's common stock. The warrants will be issued by the Company in the near future.

The PPM Group continues to litigate its claims. On December 17, 1993, the Company filed a motion for summary judgment asking the court to enter judgment in favor of the Defendants on all the claims. The PPM Group also filed a motion for summary judgment with respect to the Company's counterclaim. Final briefs by the parties were submitted on March 4, 1994, argument on these motions took place on March 11, 1994, and the parties are awaiting a decision from the court. The Company believes the claims are without merit and that the litigation pursued by those who have opted out of the Class Action Settlement will not have a material effect on the financial condition of the Company. Nevertheless, there can be no certainty as to the ultimate outcome of such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 28, 1994. The shareholders voted on the following proposals:

   . Defeated a shareholder proposal to limit the compensation payable to senior executive officers and directors by a vote of 7,860,932 for; 88,707,614 against; 7,245,720 abstentions and 15,259,962 broker non-votes.

   . Defeated a shareholder proposal to reinstate the annual election of all directors by a vote of 26,091,536 for; 71,210,239 against; 6,512,491 abstentions and 15,259,962 broker non-votes.


Item 5.  Other Information

   None


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibit:

   #11 Statement Re:  Computation of Earnings Per Common Share

b. Reports on Form 8-K:

   None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         HOST MARRIOTT CORPORATION


May 9, 1994
- - -----------                              ------------------------------
   Date                                  Jeffrey P. Mayer
                                         Senior Vice President, Finance
                                         and Corporate Controller
                                         (Chief Accounting Officer)

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOST MARRIOTT CORPORATION



May 9, 1994                                 /s/ Jeffrey P. Mayer
- - -----------                                 ------------------------------
   Date                                     Jeffrey P. Mayer
                                            Senior Vice President, Finance
                                            and Corporate Controller
                                            (Chief Accounting Officer)

                                                                    EXHIBIT 11

                 HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              COMPUTATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                   (in millions, except per share amounts)

                                                            Twelve Weeks Ended
                                                          ---------------------
                                                          March 25,   March 26,
                                                             1994        1993
                                                          ---------   ---------

Net income (loss)....................................     $    (18)   $      17
Less:  Dividends on convertible preferred stock......           --           (4)
                                                           -------     --------
Net income (loss) available for common shareholders..     $    (18)   $      13
                                                           =======     ========

Primary Earnings (Loss) Per Common Share
- - ----------------------------------------

Shares:

   Weighted average number of common shares outstanding..    146.9        101.4
   Assuming distribution of common shares issuable for
      warrants in 1994 and granted under comprehensive
      stock plan, less shares assumed purchased at
      average market*....................................       --          6.9
                                                           -------     --------
                                                             146.9        108.3
                                                           =======     ========
Primary Earnings (Loss) Per Common Share................. $   (.12)   $     .12
                                                           =======     ========

Fully Diluted Earnings (Loss) Per Common Share
- - ----------------------------------------------

Shares:

   Weighted average number of common shares outstanding..    146.9        101.4
   Assuming distribution of common shares issuable for
      warrants in 1994 and granted under comprehensive
      stock plan, less shares assumed purchased at
      higher of average or ending market*................       --          7.3
   Assuming issuance of common shares upon conversion of
      convertible subordinated debt*.....................       --           --
   Assuming issuance of common shares upon conversion of
      convertible preferred stock*.......................       --           --
                                                           -------     --------
                                                             146.9        108.7
                                                           =======     ========
Fully Diluted Earnings (Loss) Per Common Share........... $   (.12)   $     .12
                                                           =======     ========

____________
* Convertible subordinated debt and convertible preferred stock, issued in 1991, were antidilutive in the twelve week periods ended March 25, 1994 and March 26, 1993. Common equivalent shares and other potentially dilutive securities were antidilutive in the twelve week period ended March 25, 1994.