Form 10-Q
period 1994-06-17
HOST MARRIOTT CORP
filed 1994-08-01
CIK 314733

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



For the Quarter Ended June 17, 1994                  Commission File No. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20058

                                (301) 380-9000


           Delaware                                           53-0085950
   ------------------------                             ----------------------
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

                                                      Yes   X     No
                                                          -----       -----



                                                              Shares outstanding
         Class                                                  at July 15, 1994
   -------------------                                          ----------------
   Common Stock, $1.00
   par value per share                                               152,432,775
                                                                     -----------

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                               Page
                                                                No.
                                                               ----

Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                3
           June 17, 1994 and December 31, 1993

          Condensed Consolidated Statements of Operations -    4 - 6
           Twelve Weeks and Twenty-four Weeks Ended
           June 17, 1994 and June 18, 1993

          Condensed Consolidated Statements of Cash Flows -      7
           Twenty-four Weeks Ended June 17, 1994 and
           June 18, 1993

          Notes to Condensed Consolidated Financial            8 - 12
           Statements

          Management's Discussion and Analysis of Results of  13 - 17
           Operations and Financial Condition


Part II.  OTHER INFORMATION AND SIGNATURE                     18 - 20

                        PART I.  FINANCIAL INFORMATION


                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                       June 17,    December 31,
                                                         1994         1993
                                                       --------    ------------
                                                      (unaudited)
                     ASSETS
                     ------

Property and Equipment...............................   $2,950       $3,026
Investments in Affiliates............................      221          220
Notes Receivable.....................................       69          111
Accounts Receivable..................................       95           80
Inventories..........................................       49           52
Other Assets.........................................      233          256
Cash and Cash Equivalents............................      242          103
Investment in Short-term Marketable Securities.......       90           --
                                                        ------       ------

   Total Assets                                         $3,949       $3,848
                                                        ======       ======

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Debt
 Debt carrying a company guarantee of repayment......   $1,623       $1,700
 Debt not carrying a company guarantee of repayment..      776          779
                                                        ------       ------
                                                         2,399        2,479

Accounts Payable and Accrued Expenses................      188          194
Deferred Income......................................       18           20
Deferred Income Taxes................................      424          442
Other Liabilities....................................      191          188
Convertible Subordinated Debt........................       --           20
                                                        ------       ------

   Total Liabilities                                     3,220        3,343
                                                        ------       ------

Shareholders' Equity
 Convertible Preferred Stock.........................       14           14
 Common Stock, 300 million shares authorized; 152.4
  million shares and 129.7 million shares issued,
  respectively.......................................      152          130
 Additional Paid-in Capital..........................      472          253
 Retained Earnings...................................       91          108
                                                        ------       ------

   Total Shareholders' Equity........................      729          505
                                                        ------       ------

                                                        $3,949       $3,848
                                                        ======       ======

         - See Notes To Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              Twelve weeks ended June 17, 1994 and June 18, 1993
           (unaudited, in millions, except per common share amounts)

                                                 Historical
                                           ---------------------    Pro Forma
                                             1994         1993         1993
                                           --------     --------   -----------
REVENUES
 Real estate group
   Hotels................................  $   82       $   169      $   66
   Senior living communities.............       5            19           6
   Net gains on property transactions....       3             1           1
                                           ------       -------      ------
                                               90           189          73
                                           ------       -------      ------

 Operating group
   Airports..............................     166           157         157
   Travel Plazas.........................      71            69          69
   Other.................................      32            24          24
                                           ------       -------      ------
                                              269           250         250
                                           ------       -------      ------
    Total revenues.......................     359           439         323
                                           ------       -------      ------

OPERATING COSTS AND EXPENSES
 Real estate group
   Hotels................................      43           135          36
   Senior living communities.............       1            17           2
   Other.................................       2             4           4
                                           ------       -------      ------
                                               46           156          42
                                           ------       -------      ------
 Operating group
   Airports..............................     156           148         148
   Travel Plazas.........................      68            64          64
   Other.................................      36            24          24
                                           ------       -------      ------
                                              260           236         236
                                           ------       -------      ------

    Total operating costs and expenses...     306           392         278
                                           ------       -------      ------

OPERATING PROFIT
  Real estate group......................      44            33          31
  Operating group........................       9            14          14
                                           ------       -------      ------
  Operating profit before corporate
   expenses, interest and profit from
   distributed operations................      53            47          45
Corporate expenses.......................     (10)           (8)         (8)
Interest expense.........................     (49)          (48)        (45)
Interest income..........................       6             8           8
Profit from operations distributed to
 Marriott International..................       -            66           -
                                           ------       -------      ------

INCOME BEFORE INCOME TAXES...............       -            65           -
Provision for income taxes...............       -           (29)          -
                                           ------       -------      ------
NET INCOME...............................       -            36      $    -
                                                                     ======

Dividends on preferred stock.............       -            (4)
                                           ------       -------
NET INCOME AVAILABLE FOR COMMON STOCK....  $    -       $    32
                                           ======       =======
EARNINGS PER COMMON SHARE................  $    -       $   .29      $    -
                                           ======       =======      ======

         - See Notes To Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            Twenty-four weeks ended June 17, 1994 and June 18, 1993 (unaudited, in millions, except per common share amounts)


                                                 Historical
                                           ---------------------    Pro Forma
                                             1994         1993         1993
                                           --------     --------   -----------
REVENUES
 Real estate group
    Hotels...............................  $   150      $   322      $   120
    Senior living communities............       11           37           11
    Net gains on property
     transactions........................        3            2            2
                                           -------      -------      -------
                                               164          361          133
                                           -------      -------      -------

 Operating group
    Airports.............................      325          306          306
    Travel Plazas........................      121          118          118
    Other................................       50           40           40
                                           -------      -------      -------
                                               496          464          464
                                           -------      -------      -------
     Total revenues......................      660          825          597
                                           -------      -------      -------

OPERATING COSTS AND EXPENSES
 Real estate group
    Hotels...............................       87          265           71
    Senior living communities............        4           33            6
    Other................................        2           11           11
                                           -------      -------      -------
                                                93          309           88
                                           -------      -------      -------
 Operating group
    Airports.............................      311          293          293
    Travel Plazas........................      123          116          116
    Other................................       56           41           41
                                           -------      -------      -------
                                               490          450          450
                                           -------      -------      -------
     Total operating costs and
      expenses...........................      583          759          538
                                           -------      -------      -------

OPERATING PROFIT
   Real estate group.....................       71           52           45
   Operating group.......................        6           14           14
                                           -------      -------      -------
   Operating profit before
    corporate expenses, interest and
    profit from distributed operations...       77           66           59
Corporate expenses.......................      (17)         (14)         (14)
Interest expense.........................      (95)         (95)         (88)
Interest income..........................       11           14           14
Profit from operations distributed to
 Marriott International..................        -          129            -
                                           -------      -------      -------

INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES...................      (24)         100          (29)
Benefit (provision) for income taxes.....        6          (45)           5
                                           -------      -------      -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES.....      (18)          55      $   (24)
                                                                     =======

Cumulative effect of a change in
 accounting for income taxes.............        -           30
Cumulative effect of a change in
 accounting for assets held for sale
 (net of income taxes of $22 million)....        -          (32)
                                           -------      -------
NET INCOME (LOSS)........................      (18)          53
Dividends on preferred stock.............        -           (8)
                                           -------      -------
NET INCOME (LOSS) AVAILABLE FOR
 COMMON STOCK............................  $   (18)     $    45
                                           =======      =======

         - See Notes to Condensed Consolidated Financial Statements -

- - - Continued -


                                                 Historical
                                           ---------------------    Pro Forma
                                             1994         1993         1993
                                           --------     --------   -----------

EARNINGS (LOSS) PER COMMON SHARE:
 INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES............................. $   (.12)        .44      $   (.21)
                                                                     ========
 Cumulative effect of a change
  in accounting for income taxes..........        -         .28
 Cumulative effect of a change
  in accounting for assets held
  for sale (net of income taxes)..........        -        (.30)
                                           --------     -------

 NET INCOME (LOSS)........................ $   (.12)    $   .42
                                           ========     =======



         - See Notes To Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Twenty-four weeks ended June 17, 1994 and June 18, 1993

                           (unaudited, in millions)


                                            1994    1993
                                           -----   -----
OPERATING ACTIVITIES
Net income (loss)......................    $ (18)  $  53
Adjustments to reconcile to cash
 from operations:
 Depreciation and amortization.........       82     132
 Cumulative effect of changes in
  accounting principles................        -       2
 Income taxes..........................      (11)    (10)
 Other.................................        8       4
 Changes in operating accounts..........     (19)     (5)
                                           -----   -----

Cash from operations...................       42     176
                                           -----   -----

INVESTING ACTIVITIES
Proceeds from sales of assets..........      201      25
 Less noncash proceeds.................        -      (1)
                                           -----   -----

Cash received from sales of assets.....      201      24
Acquisitions...........................      (93)    (29)
Capital expenditures for renewals
 and replacements......................      (33)    (34)
Lodging construction funded by project
 financing.............................      (29)      -
Other capital expenditures.............      (38)    (85)
Purchases of short-term marketable
 securities............................      (90)      -
Note receivable collections............       28       8
Other..................................       (4)    (56)
                                           -----   -----

Cash used in investing activities......      (58)   (172)
                                           -----   -----

FINANCING ACTIVITIES
Issuances of debt......................       27     138
Issuances of common stock..............      235       3
Scheduled principal repayments.........      (35)   (116)
Debt prepayments.......................      (72)      -
Dividends paid.........................        -     (22)
                                           -----   -----

Cash from financing activities.........      155       3
                                           -----   -----

INCREASE IN CASH AND CASH
 EQUIVALENTS...........................    $ 139   $   7
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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of June 17, 1994 and December 31, 1993, the results of operations for the twelve and twenty-four weeks ended June 17, 1994 and June 18, 1993, and cash flows for the twenty-four weeks ended June 17, 1994 and June 18, 1993. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

    In connection with the Exchange Offer, the Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Company's primary asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings'

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    primary asset is the capital stock of Hospitality, and Holdings is the borrower under a Revolving Line of Credit with Marriott International. In the Restructuring, most of the assets relating to the Real Estate Group and the Operating Group were transferred to subsidiaries of Hospitality. Certain assets relating to such businesses were retained directly by the Company and certain of its other subsidiaries. In addition, HMC Ventures, Inc., an unrestricted subsidiary, was capitalized during the first quarter of 1994 with approximately $50 million from recent asset dispositions.

3. The Distribution, Exchange Offer and Restructuring referred to in Note 2 substantially altered the structure of the Company. Historical operating results for the twelve and twenty-four weeks ended June 18, 1993, as presented in prior filings, have been reformatted to reflect the Company's current business segments and operating environment. The Real Estate Group is comprised of the hotel development and ownership businesses, partnership investments and undeveloped land parcels. The Operating Group consists of the food, beverage and merchandise operations at airports, on tollroads and at tourist attractions, stadiums and arenas, as well as restaurant operations. The 1993 pro forma statement of operations was prepared as if the Distribution, Exchange Offer and Restructuring and the implementation of the various related agreements entered into with Marriott International, including the lodging management and senior living community leases, occurred at the beginning of the period and include only the operations retained by the Company. The other differences between the 1993 pro forma amounts and the 1993 historical operating results are:

    . The 1993 historical condensed consolidated statement of operations include the revenues, operating costs and expenses, corporate expenses, interest expense and interest income relating to Marriott International in the caption, "Profit from Operations Distributed to Marriott International," while the 1993 pro forma amounts have such results removed. Marriott International's results of operations for the twelve and twenty-four weeks ended June 18, 1993 included in the accompanying condensed consolidated financial statements consist of the following (in millions):


                                           Twelve       Twenty-four
                                        Weeks Ended     Weeks Ended
                                       June 18, 1993   June 18, 1993
                                       --------------  --------------
      Sales..........................        $ 1,709         $ 3,394
      Operating costs and expenses...         (1,627)         (3,229)
      Corporate expenses.............            (12)            (27)
      Net interest expense...........             (4)             (9)
                                             -------         -------
         Income before income taxes..        $    66         $   129
                                             =======         =======


    . In the 1994 historical and 1993 pro forma condensed consolidated statements of operations, revenues for the Real Estate Group represent house profit from the Company's owned hotel properties, lease rentals for the Company's owned senior living communities and gains/losses on property transactions. House profit represents

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

       The 1993 historical condensed consolidated statement of operations reports the Real Estate Group revenues as gross sales of the Company's owned hotels and senior living communities, while the related property-level expenses are included in operating costs and expenses. House profit generated by the Company's owned hotels for 1994 and 1993 (on a pro forma basis) consist of:

                              Twelve Weeks Ended     Twenty-four Weeks Ended
                              -------------------    -----------------------

                                      Pro Forma                  Pro Forma
                             June 17,  June 18,      June 17,     June 18,
                               1994      1993          1994          1993
                             --------  --------      ---------   ----------
                                         (in millions)
Revenues
 Rooms.....................     $ 154     $ 129      $ 295          $ 245
 Food & Beverage...........        56        41        107             76
 Other.....................        12         9         24             18
                                -----     -----      -----          -----
  Total Hotel Revenues.....       222       179        426            339
                                -----     -----      -----          -----

Department Costs
 Rooms.....................        37        30         74             58
 Food & Beverage...........        43        32         83             60
 Other.....................         6         5         12             10
                                -----     -----      -----          -----
  Total Department Costs...        86        67        169            128
                                -----     -----      -----          -----

Department Profit..........       136       112        257            211
Other Deductions...........        54        46        107             91
                                -----     -----      -----          -----
  House Profit.............     $  82     $  66      $ 150          $ 120
                                =====     =====      =====          =====

    . The 1993 pro forma condensed consolidated statement of operations reflects adjustments to interest expense for the impact of the Revolving Line of Credit with Marriott International (commitment fees and interest), the effects of the Exchange Offer, debt assumed by Marriott International and the income tax impact of the pro forma adjustments.

    . In connection with the Exchange Offer, the Company issued 1.8 million common shares to former holders of certain senior notes and debentures and issued 10.6 million common shares to former holders of the Company's preferred stock, upon such holders' conversion. The pro forma 1993 earnings (loss) per share before cumulative effect of changes in accounting principles gives effect to these transactions as if they had occurred as of the first day of the fiscal year 1993. The related weighted average shares outstanding were 115.0 million and 114.4 million, for the twelve and twenty-four week periods ended June 18, 1993, respectively.

    Additionally, the Company's assets are primarily related to its Real Estate Group and, accordingly, the balance sheet has been presented in a non-classified format.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve and twenty-four weeks ended June 17, 1994, as they are antidilutive. Accordingly, the weighted average shares were 152.3 million and 109.6 million for the twelve weeks ended June 17, 1994 and June 18, 1993, respectively, and 149.6 million and 109.1 million, respectively, for the twenty-four weeks then ended.

5. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net gains (losses) of affiliates of $1 million and $(4) million for the twelve weeks ended June 17, 1994 and June 18, 1993, respectively, and $1 million and $(11) million for the twenty-four weeks then ended, respectively, is included in other operating expenses for the Real Estate Group.

    Combined summarized operating results reported by affiliates follow:


                               Twelve Weeks Ended    Twenty-four Weeks Ended
                               -------------------   -----------------------
                               June 17,   June 18,    June 17,     June 18,
                                 1994       1993        1994         1993
                               --------   --------    --------      -------
                                              (in millions)
Revenues...................     $ 183      $ 215       $ 340         $ 407
Operating expenses:
 Cash charges (including
  interest)................      (127)      (155)       (235)         (308)
 Depreciation and other
  noncash charges..........       (60)       (78)       (139)         (158)
                                -----      -----       -----          -----
   Loss before
    extraordinary item.....        (4)       (18)        (34)          (59)
   Extraordinary item......        52          -          99             -
                                -----      -----       -----         -----

   Net income (loss)........    $  48      $ (18)      $  65         $ (59)
                                =====      =====       =====         =====

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8. During the first quarter of 1994, the Company signed an agreement to sell its 14 senior living communities to an unrelated party for $320 million, which approximates the communities' carrying value. The sale of nine of the communities was completed during the second quarter and the sale of the five remaining communities is expected to be completed in the third quarter of 1994. (The sale of two of the five remaining senior living communities was completed on July 25, 1994.) Consummation of the sale of the remaining communities is subject to certain conditions, including regulatory approvals.

9.  During the first quarter of 1994, the Company signed an agreement to sell
    26 of its Fairfield Inn by Marriott hotels to an unrelated party. The net proceeds from the sale of such hotels is expected to be approximately $115 million, which exceeds the carrying value of the hotels. Approximately $27 million will be payable in the form of a note from the purchaser. The transaction is subject to certain conditions and is expected to be completed in the third quarter of 1994.

10. The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" during the first quarter of 1994. Implementation of these statements did not have a material effect on the Company's financial position or results of operations.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations
 ---------------------

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

 The Company reported revenues of $359 million for the 1994 second quarter, a $36 million or 11% improvement over pro forma 1993 results. Year-to-date revenues rose $63 million, or 11%, over the prior year to $660 million. Operating profit increased $8 million, or 18%, to $53 million in the 1994 second quarter. The Real Estate Group posted a significant increase in operating profit for the quarter -- up $13 million over pro forma 1993 results to $44 million. This increase was offset by a $5 million decrease in operating profit for the Operating Group due to $12 million of termination expenses recorded for the transfer of the Company's rights under an unprofitable concessions contract to a third party, partially offset by an $8 million reduction in the general liability and workers' compensation insurance reserves due to favorable claims experience. Year-to-date operating profit rose $18 million, or 31%, to $77 million, due to the strong performance of the Real Estate Group.

 The Real Estate Group posted a 23% increase in revenues in the 1994 second quarter and year-to-date, and a 42% increase in operating profit in the quarter and 58% year-to-date over 1993 pro forma results. The operating profit increase is due primarily to improved lodging results, coupled with a reduction in equity losses on the Company's partnership investments, mainly due to the consolidation of the partnership owning the New York Marriott Marquis Hotel (TSHCO) on December 31, 1993. During the 1994 first quarter, the Company increased its ownership interest in TSHCO to 86%.

 Hotel revenues for the Real Estate Group increased $16 million in the 1994 second quarter and $30 million year-to-date over pro forma 1993 amounts, as all four of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") for comparable units for the quarter and year-to-date. Hotel revenues reflect the addition of three full-service hotels: the New York Marriott Marquis; the Ft. Lauderdale Marina Marriott; and the Washingtonian Marriott in Gaithersburg, Maryland, which are included in the 1994 operating results. These properties contributed $16 million in hotel revenues for the 1994 second quarter and $28 million year-to-date, and $4 million of hotel operating profit for the quarter and $7 million year-to-date. Also, 1993 pro forma results include $4 million of hotel revenues for the quarter and $8 million year-to-date, and $2 million in hotel operating profit for the quarter and $4 million year-to-date relating to eleven Residence Inn properties that were sold in late 1993. Excluding the impact of these noncomparable items, hotel revenues increased $4 million (6%) for the quarter and $10 million (9%) year-to-date, and operating profit increased $7 million (25%) for the quarter and $11 million (24%) year-to-date over pro forma 1993 levels.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 Marriott Hotels, Resorts and Suites, the Company's full-service lodging concept posted a 4% increase in REVPAR for comparable units for the quarter and year-to-date. Average occupancy climbed slightly for the quarter and two percentage points year-to-date for comparable units, while average room rates increased 3% for the quarter and 2% year-to-date.

 Overall operating results for most full-service properties were improved or comparable to 1993 results with the exception of the Newport Beach, California property which experienced reduced profits due to the southern California earthquake in late 1993 and the Miami Airport, Florida property which achieved very high occupancy levels in early 1993 resulting from Hurricane Andrew in 1992.

 The Company's moderate-priced lodging concept, Courtyard, reported significant increases in operating profit in 1994. Courtyard's REVPAR increased 7% for the quarter and year-to-date fueled by a 6% increase in average room rates and a one percentage point increase in average occupancy for the quarter and year-to-date.

 Residence Inn, the Company's extended-stay lodging concept, reported an 8% increase in REVPAR for the quarter and year-to-date for comparable units due primarily to an increase in average room rate of 6% for the quarter and year-to-date, combined with a two percentage point increase in average occupancy for the quarter and one percentage point year-to-date.

 Fairfield Inn, the Company's economy lodging product, generated a 3% increase in REVPAR for the quarter and 4% year-to-date, with the average room rate up 4% for the quarter and year-to-date, while average occupancy decreased slightly for the quarter and year-to-date. During the first quarter of 1994, the Company executed an agreement to sell 26 of its Fairfield Inns to an unrelated party for $115 million. The sale is expected to close during the third quarter of 1994.

 Senior living communities' revenues consist of rentals earned under the lease agreements with Marriott International. During the first quarter of 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated party for $320 million, which approximates the communities' carrying value. The sale of nine of the communities was completed during the second quarter and the sale of the five remaining communities is scheduled for the third quarter of 1994. (The sale of two of the five remaining senior living communities was completed on July 25, 1994.)

 The Operating Group generated an 8%, or $19 million, increase in revenues in the 1994 second quarter to $269 million and a 7% increase of $32 million to $496 million year-to-date over 1993 performance. Airport revenues increased $9 million for the quarter and $19 million year-to-date, benefiting from enplanement growth and severe winter weather conditions, which boosted sales as the result of flight delays. Travel Plazas and other Operating Group units posted modest increases in sales over last year's performance. These increases are primarily attributed to the

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 completion of the remaining New York Thruway plazas and increased attendance at the Dallas Reunion Arena. Second quarter and year-to-date Operating Group profit increases driven by sales growth were primarily offset by contractual rent increases.

 During the second quarter of 1994, due to favorable claims experience for the general liability and workers' compensation self-insurance programs, the Company reduced its related actuarially estimated reserves by $8 million, which is reflected as a reduction in the Operating Group's operating costs and expenses.

 In June 1994, the Company transferred its rights under an unprofitable concessions contract to a third party. In connection with the decision to discontinue servicing the contract, the Company wrote off related assets of approximately $8 million in the second quarter and established a reserve of approximately $4 million for amounts which are to be paid to the third party transferee over the next six years. The transfer of this contract will have a positive impact on future earnings and cash flow.

 Interest expense increased by 9% to $49 million in the 1994 second quarter and 8% to $95 million year-to-date as a result of additional expense associated with the consolidation of TSHCO debt.

 EBITDA
 ------

 The Company's consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased 9% to $99 million in the 1994 second quarter and 10% to $166 million year-to-date over pro forma 1993 amounts. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets. EBITDA measures the Company's ability to service debt, fund capital expenditures and expand the business, however, such information should not be considered as an alternative to net income, operating profit or any other performance measure prescribed by generally accepted accounting principles.

 The Real Estate Group reported EBITDA of $72 million, a $14 million (24%) increase for the 1994 second quarter over pro forma 1993 results and $126 million, a $23 million (22%) increase year-to-date. These increases were driven by the REVPAR increases previously discussed and the 1994 hotel acquisitions. Hotel EBITDA for comparable units increased $5 million, or 11%, for the 1994 second quarter and $9 million, or 11%, year-to-date.

 The Company's Operating Group contributed $27 million of EBITDA in the 1994 second quarter and $41 million year-to-date, compared to $30 million and $44 million, respectively, of EBITDA for 1993 pro forma results. The decline in Operating Group EBITDA is consistent with the decrease in Operating Group operating profit.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Cash Flows and Financial Condition
 ----------------------------------

 The Company reported an increase in cash and cash equivalents and marketable securities of $229 million during the first half of 1994. This increase is primarily due to proceeds from the sale of common stock and issuance of debt offset by the use of funds to acquire full-service properties, repay debt, and fund capital expenditures.

 Cash used in investing activities of $58 million in 1994 includes approximately $201 million in sales proceeds, principally from the sale of the Company's senior living communities, and paydowns of notes receivable of $28 million. These sources of cash from investing activities are offset by capital expenditures of $100 million, primarily related to the construction of two full-service properties, one Residence Inn, and renewals and replacements on existing properties, and $93 million for the acquisition of full-service properties. Cash from investing activities was also decreased by the investment of $90 million of the stock offering proceeds in marketable securities.

 Cash from financing activities of $155 million during the first half of 1994 includes $231 million from the January 1994 common stock offering, $27 million of debt financing from the mortgage loan provided by Marriott International for the construction of the Philadelphia Convention Center Hotel, offset by a $30 million paydown on the $630 million Revolving Line of Credit from Marriott International, $15 million of open market repurchases of New Notes, the repurchase of approximately $7.5 million of Old Notes in settlement of litigation, and other debt repayments of $54 million. At June 17, 1994, $163 million was outstanding under the Revolving Line of Credit.

 The Company expects to use the majority of the net proceeds of its January 1994 common stock offering for acquisitions of full-service lodging properties or related assets, to the extent that attractive acquisition opportunities become available. The Company is actively engaged in purchase negotiations with a number of owners of individual hotel properties and lodging chains. Through the second quarter of 1994, the Company has acquired two full-service properties totalling approximately 1,100 rooms in separate transactions for approximately $73 million. The Company also provided 100% financing of $19 million to an affiliated partnership ("PHLP"), in which the Company owns the sole general partner interest, for the acquisition of a full-service property with 375 rooms. The Company considers this property an owned hotel for accounting purposes. Subsequent to the 1994 second quarter, the Company acquired two full-service properties totalling approximately 750 rooms in separate transactions for approximately $57 million. The Company also provided 100% financing of approximately $16 million to PHLP for the acquisition of a full-service property with 310 rooms. The Company also considers this an owned hotel for accounting purposes. These properties are, or will be, managed by Marriott International, Inc., using the Marriott brand name under management agreements that were in place with the previous owners or negotiated in connection with the acquisitions. The terms of the contracts vary, but are generally similar to the terms for hotels owned prior to the Distribution. The Company may seek additional financing in connection with such acquisitions, including debt secured by properties acquired. The Company believes it will have adequate sources of funding to permit it to pursue its acquisition strategy.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $2.9 billion at June 17, 1994 ($1.7 billion of which had not been pledged or mortgaged). The Company may secure long-term financing and (subject, among other things, to compliance with its existing debt agreements, including requirements to use the proceeds of certain refinancings to repay indebtedness) may use unencumbered assets as security for future financings, if such financings are determined to be advantageous.

 Such financings could take the form of traditional secured real estate financings or could be effected through vehicles such as formation of a real estate investment trust (REIT) or collateralized mortgage financings. In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. As previously noted, the Company currently has outstanding agreements to sell 26 of its Fairfield Inns and the remaining five of its senior living communities. These sales are expected to be completed during the third quarter of 1994.
 (The sale of two of the five remaining senior living communities was completed on July 25, 1994). All of the Fairfield Inns and the senior living communities sold or to be sold were owned by subsidiaries of Hospitality, the issuer of the notes issued in the Exchange Offer. Under the terms of the New Notes Indenture, Hospitality is obligated to use 50% of the net proceeds of these asset sales to prepay New Notes on a pro-rata basis and must offer to utilize an additional 25% of the net proceeds to make additional New Note prepayments on a pro-rata basis. Based on proceeds received through June 17, 1994, Hospitality has initiated the process for redemption of approximately $92 million of New Notes and has initiated an offer to repurchase up to an additional $46 million of New Notes in the third quarter of 1994. Hospitality may also, from time to time, make open market purchases of its debt securities. Through the second quarter of 1994, Hospitality purchased approximately $15 million of its bonds with excess cash from operations.

 In the 1994 second quarter, in a lawsuit filed by the general contractor against the parent corporation of the structural steel contractor for the construction of the New York Marriott Marquis, the jury entered a verdict in favor of the plaintiffs. The award is approximately $26 million plus interest thereon from September 1985. Even though the suit was brought in the name of the general contractor of the hotel, virtually all of any award in this lawsuit will benefit the Company, which is the managing general partner of TSHCO and holds an 86% partnership interest in TSHCO. The jury verdict is subject to appeal, and the Company expects such an appeal.

                          PART II.  OTHER INFORMATION


 Item 1.  Legal Proceedings

 Between October 9, 1992 and approximately January 4, 1993, following the announcement of the Distribution, ten plaintiffs who were all holders, or former holders, of Old Notes (the "Class Action Plaintiffs") filed lawsuits against the Company purportedly brought on behalf of classes of holders and purchasers of Old Notes (the "Class Action Lawsuits"). The Class Action Lawsuit asserted various claims related to the Distribution and related disclosures.

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

 On or about March 25, 1993, the State Board of Administration of Florida (the "Florida Plaintiff"), holding approximately $7.5 million of principal amount of Old Notes, filed an additional lawsuit asserting claims relating to the Distribution (the "Florida Lawsuit"), purportedly on behalf of certain classes of holders of Old Notes. The Florida Lawsuit was settled on April 28, 1994. Under the terms of this settlement, the Company agreed to repurchase the Old Notes held by the Florida Plaintiff for their par value.

 The Company reached an agreement to settle the Class Action Lawsuits (the "Class Action Settlement"), which settlement was approved by the court on September 10, 1993. The Class Action Settlement disposes of all legal claims challenging the Distribution, other than disclosure claims by certain holders and former holders of Old Notes (principally members of the PPM Group) who have "opted out" of the Class Action Settlement. As part of the Class Action Settlement, the Company effected the Exchange Offer, paid certain legal fees and expenses of the Class Action Plaintiffs and agreed to issue warrants to purchase up to 7.7 million shares of the Company's common stock. The Company recently filed an S-1 Registration Statement for the warrants, and the warrants will be issued by the Company in the near future.

 The PPM Group continues to litigate its claims. On December 17, 1993, the Company filed a motion for summary judgment asking the court to enter judgment in favor of the defendants on all the claims. The PPM Group also filed a motion for summary judgment with respect to the Company's counterclaim that some of the PPM Group plaintiffs tortiously interfered with the Company's contractual relationship with some of its financial advisors. On May 23, 1994, the Court issued an order granting in part and denying in part the Company's motion for summary judgment on the remaining claims of the PPM Group. Specifically, the Court dismissed claims brought by 13 of the 16 plaintiffs comprising the PPM Group for alleged violations of Sections 11 and 12(2) of the Securities Act. The Court denied the Company's motion for summary judgment on the PPM Group's claims for violation of Section 10(b) of the Securities and Exchange Act of 1934 and for common law fraud, as well as the Sections 11 and 12(2) claims brought by three of the plaintiffs in the PPM Group. In addition, the Court granted plaintiff's motion for summary judgment dismissing the Company's counterclaim. This lawsuit is currently scheduled to go to trial on September 26, 1994. The Company believes that the remaining claims of the PPM Group are without merit and that the litigation will not have a material effect on the financial condition or results of operations of the Company. Nevertheless, there can be no certainty as to the ultimate outcome of such litigation.


 Item 5.  Other Information

     None


 Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibit:

     #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

 b.  Reports on Form 8-K:

     None

                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HOST MARRIOTT CORPORATION



August 1, 1994                 /s/ Jeffrey P. Mayer
- - --------------                 ---------------------------------
         Date                  Jeffrey P. Mayer
                               Senior Vice President, Finance
                               and Corporate Controller
                               (Chief Accounting Officer)