Form 10-Q
period 1994-09-09
HOST MARRIOTT CORP
filed 1994-10-24
CIK 314733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED SEPTEMBER 9, 1994               COMMISSION FILE NO. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND  20817

                                 (301) 380-9000


       Delaware                                                53-0085950
- - -----------------------                                   ----------------------
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

                                                           Yes   X     No
                                                               -----      -----




                                                              SHARES OUTSTANDING
       CLASS                                                  AT OCTOBER 7, 1994
- - -------------------                                           ------------------
Common Stock, $1.00
par value per share                                                  153,262,970
                                                                     -----------

================================================================================

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                 PAGE
                                                                  NO.
                                                                 ----

PART I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                   3
           September 9, 1994 and December 31, 1993

          Condensed Consolidated Statements of Operations -       4-7
           Twelve Weeks and Thirty-six Weeks Ended
           September 9, 1994 and September 10, 1993

          Condensed Consolidated Statements of Cash Flows -         8
           Thirty-six Weeks Ended September 9, 1994 and
           September 10, 1993

          Notes to Condensed Consolidated Financial              9-13
           Statements

          Management's Discussion and Analysis of Results of    14-17
           Operations and Financial Condition


PART II.  OTHER INFORMATION AND SIGNATURE                       18-20

                         PART I.  FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)


                                                                 September 9,  December 31,
                                                                    1994          1993
                                                                  --------      --------
                                                                 (Unaudited)
                                     ASSETS
                                     ------

Property and Equipment.......................................      $ 2,883      $ 3,026
Investments in Affiliates....................................          226          220
Notes Receivable.............................................           60          111
Accounts Receivable..........................................           85           80
Inventories..................................................           45           52
Other Assets.................................................          227          256
Cash and Cash Equivalents....................................          235          103
Investment in Short-term Marketable Securities...............           50           --
                                                                    ------       ------
   Total Assets                                                    $ 3,811      $ 3,848
                                                                    ======       ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
 Debt carrying a company guarantee of repayment..............      $ 1,485      $ 1,700
 Debt not carrying a company guarantee of repayment..........          755          779
                                                                    ------       ------
                                                                     2,240        2,479

Accounts Payable and Accrued Expenses........................          218          194
Deferred Income..............................................           17           20
Deferred Income Taxes........................................          435          442
Other Liabilities............................................          160          188
Convertible Subordinated Debt................................           --           20
                                                                    ------       ------
   Total Liabilities                                                 3,070        3,343
                                                                    ------       ------

Shareholders' Equity
 Convertible Preferred Stock.................................           13           14
 Common Stock, 300 million shares authorized; 153.2 million
  shares and 129.7 million shares issued, respectively.......          153          130
 Additional Paid-in Capital..................................          477          253
 Retained Earnings...........................................           98          108
                                                                    ------       ------
 Total Shareholders' Equity..................................          741          505
                                                                    ------       ------
                                                                   $ 3,811      $ 3,848
                                                                   =======      =======

          - See Notes to Condensed Consolidated Financial Statements -

                    HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          TWELVE WEEKS ENDED SEPTEMBER 9, 1994 AND SEPTEMBER 10, 1993
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  Historical
                                                                --------------  Pro Forma
                                                                 1994    1993      1993
                                                                ------  ------  ----------
REVENUES
 Real estate group
  Hotels......................................................  $   75  $  174  $       61
  Senior living communities...................................       3      18           5
  Net gains on property transactions..........................       2       2           2
                                                                ------  ------  ----------
                                                                    80     194          68
                                                                ------  ------  ----------
 Operating group
  Airports....................................................     191     173         173
  Travel Plazas...............................................      97      96          96
  Other.......................................................      19      28          28
                                                                ------  ------  ----------
                                                                   307     297         297
                                                                ------  ------  ----------
   Total revenues.............................................     387     491         365
                                                                ------  ------  ----------

OPERATING COSTS AND EXPENSES
 Real estate group
  Hotels......................................................      46     143          35
  Senior living communities...................................       1      17           2
  Other.......................................................       1      10          10
                                                                ------  ------  ----------
                                                                    48     170          47
                                                                ------  ------  ----------
 Operating group
  Airports....................................................     175     156         156
  Travel Plazas...............................................      84      82          82
  Other.......................................................      19      27          27
                                                                ------  ------  ----------
                                                                   278     265         265
                                                                ------  ------  ----------
   Total operating costs and expenses.........................     326     435         312
                                                                ------  ------  ----------

OPERATING PROFIT
 Real estate group............................................      32      24          21
 Operating group..............................................      29      32          32
                                                                ------  ------  ----------
 Operating profit before corporate expenses, interest
  and profit from distributed operations......................      61      56          53
Corporate expenses............................................      (8)     (6)         (6)
Interest expense..............................................     (47)    (45)        (43)
Interest income...............................................       8       5           5
Profit from operations distributed to Marriott International..       -      48           -
                                                                ------  ------  ----------

INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM.......................................      14      58           9
Provision for income taxes....................................      (3)    (31)         (3)
                                                                ------  ------  ----------

INCOME BEFORE EXTRAORDINARY ITEM..............................      11      27  $        6
                                                                                ==========
Extraordinary item - Loss on extinguishment of debt
 (net of income taxes of $1 million)..........................      (3)      -
                                                                ------  ------

NET INCOME....................................................       8      27

Dividends on preferred stock..................................       -      (4)
                                                                ------  ------
NET INCOME AVAILABLE FOR COMMON STOCK.........................  $    8  $   23
                                                                ======  ======

          - See Notes to Condensed Consolidated Financial Statements -

- - - Continued -

                                                                 Historical
                                                                -------------    Pro Forma
                                                                 1994    1993      1993
                                                                ------  ------  ----------

EARNINGS PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM..............................  $  .07  $  .21  $      .05
                                                                                ==========
Extraordinary item - Loss on extinguishment of debt
  (net of income taxes).......................................    (.02)      -
                                                                ------  ------
NET INCOME....................................................  $  .05  $  .21
                                                                ======  ======




          - See Notes to Condensed Consolidated Financial Statements -

                    HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1994 AND SEPTEMBER 10, 1993
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                   Historical
                                                                ----------------   Pro Forma
                                                                 1994     1993       1993
                                                                -------  -------  ----------
REVENUES
 Real estate group
  Hotels....................................................... $   225  $   496  $      181
  Senior living communities....................................      14       55          16
  Net gains on property transactions...........................       5        4           4
                                                                -------  -------  ----------
                                                                    244      555         201
                                                                -------  -------  ----------
 Operating group
  Airports.....................................................     516      479         479
  Travel Plazas................................................     218      214         214
  Other........................................................      69       68          68
                                                                -------  -------  ----------
                                                                    803      761         761
                                                                -------  -------  ----------
   Total revenues..............................................   1,047    1,316         962
                                                                -------  -------  ----------

OPERATING COSTS AND EXPENSES
 Real estate group
  Hotels.......................................................     133      408         106
  Senior living communities....................................       5       50           8
  Other........................................................       3       21          21
                                                                -------  -------  ----------
                                                                    141      479         135
                                                                -------  -------  ----------
 Operating group
  Airports.....................................................     486      449         449
  Travel Plazas................................................     207      198         198
  Other........................................................      75       68          68
                                                                -------  -------  ----------
                                                                    768      715         715
                                                                -------  -------  ----------
   Total operating costs and expenses..........................     909    1,194         850
                                                                -------  -------  ----------

OPERATING PROFIT
 Real estate group.............................................     103       76          66
 Operating group...............................................      35       46          46
                                                                -------  -------  ----------
 Operating profit before corporate expenses, interest
  and profit from distributed operations.......................     138      122         112
Corporate expenses.............................................     (25)     (20)        (20)
Interest expense...............................................    (142)    (140)       (131)
Interest income................................................      19       19          19
Profit from operations distributed to Marriott International...       -      177           -
                                                                -------  -------  ----------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES..........................................     (10)     158         (20)
Benefit (provision) for income taxes...........................       3      (76)          2
                                                                -------  -------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
PRINCIPLES.....................................................      (7)      82  $      (18)
                                                                                  ==========

Extraordinary item - Loss on extinguishment of debt
 (net of income taxes of $1 million)...........................      (3)       -
Cumulative effect of a change in accounting for income taxes...       -       30
Cumulative effect of a change in accounting for assets held
 for sale (net of income taxes of $22 million).................       -      (32)
                                                                -------  -------
NET INCOME (LOSS)..............................................     (10)      80
Dividends on preferred stock...................................       -      (12)
                                                                -------  -------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK................... $   (10) $    68
                                                                =======  =======

          - See Notes to Condensed Consolidated Financial Statements -

- - - Continued -




                                                                   Historical
                                                                ------------------   Pro Forma
                                                                  1994      1993       1993
                                                                --------  --------  ----------
EARNINGS (LOSS) PER COMMON SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
 PRINCIPLES...................................................  $  (.05)      .65   $     (.16)
                                                                                    ==========
Extraordinary item - Loss on extinguishment of debt
 (net of income taxes)........................................     (.02)        -
Cumulative effect of a change in accounting for income taxes..        -       .27
Cumulative effect of a change in accounting for assets held
 for sale (net of income taxes)...............................        -      (.29)
                                                                -------   -------

NET INCOME (LOSS).............................................  $  (.07)  $   .63
                                                                =======   =======




          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1994 AND SEPTEMBER 10, 1993
                            (UNAUDITED, IN MILLIONS)

                                                                 1994    1993
                                                                ------  ------
OPERATING ACTIVITIES
Net income (loss).............................................. $  (10) $   80
Adjustments to reconcile to cash from operations:
    Depreciation and amortization..............................    121     200
    Extraordinary loss on extinguishment of debt, net of taxes.      3       -
    Cumulative effect of changes in accounting principles, net.      -       2
    Income taxes...............................................    (10)     21
    Changes in operating accounts..............................     14      77
    Other......................................................     10       9
                                                                ------  ------

Cash from operations...........................................    128     389
                                                                ------  ------

INVESTING ACTIVITIES
Proceeds from sales of assets..................................    450      44
    Less noncash proceeds......................................    (79)     (3)
                                                                ------  ------

Cash received from sales of assets.............................    371      41
Acquisitions...................................................   (277)    (29)
Capital expenditures for renewals and replacements.............    (52)    (55)
Lodging construction funded by project financing...............    (39)      -
Other capital expenditures.....................................    (48)   (129)
Purchases of short-term marketable securities..................    (90)      -
Sales of short-term marketable securities......................     40       -
Note receivable collections....................................     53       8
Advances to affiliates, net....................................     (5)    (36)
Other..........................................................     41     (46)
                                                                ------  ------

Cash used in investing activities..............................     (6)   (246)
                                                                ------  ------

FINANCING ACTIVITIES
Issuances of debt..............................................     34     151
Issuances of common stock......................................    237      10
Scheduled principal repayments.................................    (68)   (273)
Debt prepayments...............................................   (193)      -
Dividends paid.................................................      -     (34)
                                                                ------  ------

Cash from (used in) financing activities.......................     10    (146)
                                                                ------  ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............... $  132  $   (3)
                                                                ======  ======




          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


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

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of September 9, 1994 and December 31, 1993, the results of operations for the twelve and thirty-six weeks ended September 9, 1994 and September 10, 1993, and cash flows for the thirty-six weeks ended September 9, 1994 and September 10, 1993. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

                   HOST MARRIOT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


   Operating Group were transferred to subsidiaries of Hospitality. Certain assets relating to such businesses were retained directly by the Company and certain of its other subsidiaries. In addition, HMC Ventures, Inc., an unrestricted subsidiary, was capitalized during the first quarter of 1994 with approximately $50 million from recent asset dispositions.

3. The Distribution, Exchange Offer and Restructuring referred to in Note 2 substantially altered the structure of the Company. Historical operating results for the twelve and thirty-six weeks ended September 10, 1993, as presented in prior filings, have been reformatted to reflect the Company's current business segments and operating environment. The Real Estate Group is comprised of the hotel development and ownership businesses, partnership investments and undeveloped land parcels. The Operating Group consists of the food, beverage and merchandise operations at airports, on tollroads and at tourist attractions, stadiums and arenas, as well as restaurant operations. The 1993 pro forma statement of operations was prepared as if the Distribution, Exchange Offer and Restructuring and the implementation of the various related agreements entered into with Marriott International, including the lodging management and senior living community leases, occurred at the beginning of the period and include only the operations retained by the Company. The other differences between the 1993 pro forma amounts and the 1993 historical operating results are:

   . The 1993 historical condensed consolidated statements of operations include the revenues, operating costs and expenses, corporate expenses, interest expense and interest income relating to Marriott International in the caption, "Profit from Operations Distributed to Marriott International," while the 1993 pro forma amounts have such results removed. Marriott International's results of operations for the twelve and thirty-six weeks ended September 10, 1993 included in the accompanying condensed consolidated financial statements consist of the following (in millions):


                                            Twelve             Thirty-six
                                          Weeks Ended          Weeks Ended
                                      September 10, 1993   September 10, 1993
                                      -------------------  -------------------

 Sales..............................        $ 1,532              $ 4,926
 Operating costs and expenses.......         (1,467)              (4,696)
 Corporate expenses.................            (12)                 (39)
 Net interest expense...............             (5)                 (14)
                                            -------              -------
 Income before income taxes.........        $    48              $   177
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

      The 1993 historical condensed consolidated statements of operations report the Real Estate Group revenues as gross sales of the Company's owned hotels and senior living communities,

                    HOST MARRIOT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

      while the related property-level expenses are included in operating costs and expenses. House profit generated by the Company's owned hotels for 1994 and 1993 (on a pro forma basis) consists of:

                                      Twelve Weeks Ended           Thirty-six Weeks Ended
                                     --------------------          -----------------------
                                                  Pro Forma                      Pro Forma
                                 September 9,   September 10,   September 9,   September 10,
                                     1994            1993           1994            1993
                                 -------------  --------------  -------------  --------------
                                                        (in millions)
     Revenues
      Rooms....................  $      152      $      122      $     447      $      367
      Food & Beverage..........          50              32            157             108
      Other....................           9               9             33              27
                                  ---------      ----------      ---------       ---------
       Total Hotel Revenues....         211             163            637             502
                                  ---------      ----------      ---------       ---------

     Department Costs
      Rooms....................          39              31            113              89
      Food & Beverage..........          38              24            121              84
      Other....................           6               6             18              16
                                  ---------      ----------      ---------       ---------
       Total Department Costs..          83              61            252             189
                                  ---------      ----------      ---------       ---------

     Department Profit.........         128             102            385             313
     Other Deductions..........         (53)            (41)          (160)           (132)
                                  ---------      ----------      ---------      ----------
        House Profit...........   $      75      $       61      $     225      $      181
                                  =========      ==========      =========      ==========

   . The 1993 pro forma condensed consolidated statements of operations reflect adjustments to interest expense for the impact of the Revolving Line of Credit with Marriott International (commitment fees and interest), the effects of the Exchange Offer, debt assumed by Marriott International and the income tax impact of the pro forma adjustments.

   . In connection with the Exchange Offer, the Company issued 1.8 million common shares to former holders of certain senior notes and debentures and issued 10.6 million common shares to former holders of the Company's preferred stock, upon such holders' conversion. The pro forma 1993 earnings (loss) per share before cumulative effect of changes in accounting principles gives effect to these transactions as if they had occurred as of the first day of the fiscal year 1993. The related weighted average shares outstanding were 122.6 million and 114.7 million, for the twelve and thirty-six week periods ended September 10, 1993, respectively.

   Additionally, the Company's assets are primarily related to its Real Estate Group and, accordingly, the balance sheet has been presented in a non-classified format.

 4. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average aumber of outstanding shares for the thirty-six weeks ended September 9, 1994, as they are antidilutive. The weighted

                   HOST MARRIOT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

    average shares were 166.4 million and 110.1 million for the twelve weeks ended September 9, 1994 and September 10, 1993, respectively, and 151.2 million and 109.8 million, respectively, for the thirty-six weeks then ended.

 5. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net gains (losses) of affiliates of $1 million and $(10) million for the twelve weeks ended September 9, 1994 and September 10, 1993, respectively, and $2 million and $(21) million for the thirty-six weeks then ended, respectively, is included in other operating expenses for the Real Estate Group.

    Combined summarized operating results reported by affiliates follow:


                                                                  Twelve Weeks Ended               Thirty-six Weeks Ended
                                                             ----------------------------       ----------------------------
                                                             September 9,   September 10,       September 9,   September 10,
                                                                 1994           1993                1994           1993
                                                             ------------   -------------       ------------   -------------
                                                                                     (in millions)
  Revenues..................................................     $    147        $    184          $     487       $     591
  Operating expenses:
   Cash charges (including interest)........................         (106)           (153)              (341)           (461)
   Depreciation and other noncash charges...................          (69)            (73)              (208)           (231)
                                                                 --------        --------          ---------       ---------
     Loss before extraordinary item.........................          (28)            (42)               (62)           (101)
     Extraordinary item.....................................           16               -                115               -
                                                                 --------        --------          ---------       ---------

          Net income (loss).................................     $    (12)       $    (42)         $      53       $    (101)
                                                                 ========        ========          =========       =========


6. On January 20, 1994, the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $231 million. HMC Acquisitions, Inc. ("HMC Acquisitions"), a newly-formed, wholly-owned subsidiary, was capitalized with $210 million of the proceeds from the common stock offering. The amount used to capitalize HMC Acquisitions and any earnings therefrom will be available for investment on an unrestricted basis under the terms of the Revolving Line of Credit with Marriott International. HMC Acquisitions is a guarantor under the Revolving Line of Credit.

7. During the twelve weeks ended March 25, 1994, the Company foreclosed on a 29% interest and completed the transfer of an additional 7% interest in the Times Square Hotel Company ("TSHCO"), the owner of the New York Marriott Marquis, to the Company. The Company currently holds an 86% interest in TSHCO, which is consolidated in the Company's financial statements.

   In August 1994, the TSHCO first mortgage loan was extended for five years from its original maturity of December 1993. In connection with the extension, a $10 million principal payment was made on the loan. The current principal balance of the loan of $336 million has minimum maturities of: $5 million in each of 1994 through 1997, and $316 million in 1998.

   Interest on $165 million of the loan is fixed at 8.4% and interest on the remaining portion of the loan is based on LIBOR plus 150 basis points. All cash flow in excess of annual minimum

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    principal amortization will be applied as additional amortization until the principal amount of the loan is paid down to $300 million. Once the principal amount of the loan is paid down to $300 million, 75% of future cash flow in excess of annual minimum amortization requirements ranging up to $9 million per year will be applied to further principal amortization and the remaining 25% will be available for other obligations of TSHCO. The Company provided a $10 million guarantee of principal and interest on the loan.

8. During the first quarter of 1994, the Company signed an agreement to sell its 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value. The sale of nine of the communities was completed in the second quarter and the sale of the five remaining communities was completed in the third quarter of 1994.

9. In the third quarter of 1994, the Company sold 26 of its Fairfield Inn by Marriott hotels to an unrelated third party. The net proceeds from the sale of such hotels were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds are payable in the form of a note from the purchaser. The gain on the sale of these hotels has been deferred.

10. Under the terms of the New Note Indenture, Hospitality is obligated to use 50% of the net proceeds of the asset sales to prepay New Notes on a pro-rata basis and must offer to utilize an additional 25% of the net proceeds to make additional New Note prepayments on a pro-rata basis. Based on qualifying proceeds from asset sales of approximately $183 million through June 17, 1994, Hospitality redeemed approximately $137 million of New Notes in the third quarter of 1994. Based on qualifying proceeds from asset sales of approximately $211 million received in the third quarter of 1994, Hospitality initiated the process of redemption of $106 million of New Notes and has initiated an offer to repurchase up to an additional $53 million of New Notes during the fourth quarter of 1994. In connection with the 1994 third quarter redemption, the Company recognized an extraordinary loss of $3 million, net of taxes of $1 million.

11. Through the third quarter of 1994, the Company has acquired six full-service hotels totaling approximately 2,850 rooms in separate transactions for approximately $236 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 685 rooms). Subsequent to September 9, 1994, the Company acquired a controlling interest in a 665-room, full-service hotel through an investment of $52 million. The Company accounts for these properties as owned hotels.

12. Subsequent to September 9, 1994, the Company's S-1 Registration Statement to register warrants to purchase up to 7.7 million shares of the Company's common stock was declared effective by the Securities and Exchange Commission. The Company anticipates issuing the warrants early in the fourth quarter of 1994.

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

The Company reported revenues of $387 million for the 1994 third quarter, a $22 million or 6% improvement over pro forma 1993 results. Year-to-date revenues rose $85 million, or 9%, over the prior year to $1,047 million. Operating profit increased $8 million, or 15%, to $61 million in the 1994 third quarter. The Real Estate Group posted a significant increase in operating profit for the quarter -- up $11 million over pro forma 1993 results to $32 million. This increase was partially offset by a $3 million decrease in operating profit for the Operating Group. Year-to-date operating profit rose $26 million, or 23%, to $138 million, due to the strong performance of the Real Estate Group.

The REAL ESTATE GROUP posted an 18% increase in revenues in the 1994 third quarter to $80 million and a 21% increase year-to-date to $244 million. Operating profit increased 52% in the quarter and 56% year-to-date over 1993 pro forma results. The revenue and operating profit increases are primarily due to improved lodging results and the addition of eight full-service hotel properties during 1994, coupled with a reduction in equity losses on the Company's partnership investments, mainly due to the consolidation of the partnership owning the New York Marriott Marquis Hotel (TSHCO) on December 31, 1993.

Hotel revenues for the Real Estate Group increased $14 million to $75 million in the 1994 third quarter and $44 million to $225 million year-to-date over pro forma 1993 amounts, as all four of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") for comparable units for the quarter and year-to-date. In addition to the 1994 hotel acquisitions and the TSHCO consolidation, other non-comparable hotel transactions include the 1994 sale of 26 Fairfield Inns and the 1993 sale of 11 Residence Inns. Excluding the impact of these non-comparable items, hotel revenues increased $5 million (9%) for the quarter and $15 million (10%) year-to-date. Operating profit increased $3 million (14%) for the quarter and $9 million (14%) year-to-date over pro forma 1993 levels on a comparable basis.

Overall third quarter and year-to-date revenue and operating profit for all Marriott Hotels, Resorts and Suites, the Company's full-service lodging concept, were improved or comparable to 1993 results with the exception of the Miami Airport property which achieved very high occupancy levels in early 1993 resulting from Hurricane Andrew in 1992. Improved results were driven by strong improvements in REVPAR. The Company's full-service hotels posted a 9% increase in REVPAR for comparable units for the quarter and 6% year-to-date. Average occupancy climbed two percentage points for comparable units for the quarter and year-to-date, while average room rates increased 6% for the quarter and 3% year-to-date.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company's moderate-priced lodging concept, Courtyard, reported significant increases in operating profit in 1994 primarily due to REVPAR increases. Courtyard's REVPAR increased 10% for the quarter and 8% year-to-date fueled by an 8% increase in average room rates for the quarter and 6% year-to-date and a one percentage point increase in average occupancy for the quarter and year-to-date.

Residence Inn, the Company's extended-stay lodging concept, also reported significant increases in operating profit in 1994 due to REVPAR increases. Residence Inn's REVPAR increased 7% for the quarter and year-to-date for comparable units due primarily to an increase in average room rate of 6% for the quarter and year-to-date, combined with a slight increase in average occupancy for the quarter and a one percentage point increase year-to-date.

On August 5, 1994, the Company sold 26 of its Fairfield Inns to an unrelated party for net proceeds of $114 million. Year-to-date revenues and operating profit for the four remaining Fairfield Inns were comparable to 1993 pro forma amounts.

Senior living communities' revenues consist of rentals earned under the lease agreements with Marriott International. During the first quarter of 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value. The sale of nine of the communities was completed during the second quarter and the sale of the five remaining communities was completed in the third quarter of 1994. Prior to their sales, year-to-date revenues and operating profit for senior living communities were comparable to the previous year.

The OPERATING GROUP generated a $10 million, or 3%, revenue increase in the 1994 third quarter to $307 million and a 6% increase of $42 million to $803 million year-to-date. Airport concessions have driven the strong performance reflecting a 6% enplanement growth during the summer and benefiting from flight delays earlier in the year during the severe winter. Airport revenues increased $18 million, or 10%, to $191 million in the third quarter, and were up $37 million, or 8%, to $516 million year-to-date. Travel Plazas' units posted modest increases in sales over last year's performance. These increases are primarily attributed to the completion of the remaining New York Thruway plazas and increased attendance at the Dallas Reunion Arena. Higher Operating Group revenues in the third quarter and year-to-date have been offset by increased contractual rents and employee compensation costs.

During the second quarter of 1994, due to favorable claims experience for the general liability and workers' compensation self-insurance programs, the Company reduced its related actuarially estimated reserves by $8 million, which is reflected as a reduction in the Operating Group's operating costs and expenses.

In June 1994, the Company transferred its rights under an unprofitable concessions contract to a third party. In connection with the decision to discontinue servicing the contract, the Company wrote off related assets of approximately $8 million in the second quarter and established a reserve of approximately $4 million for amounts which are to be paid to the third party transferee over the next six years. Management believes the transfer of this contract will have a positive impact on future earnings and cash flow.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATION AND FINANCIAL CONDITION


Interest expense increased by 9% to $47 million in the 1994 third quarter and 8% to $142 million year-to-date mainly as a result of additional expense associated with the consolidation of TSHCO debt.

During the 1994 third quarter, the Company redeemed approximately $137 million of New Notes at their face value. In connection with the redemption, the Company recognized an extraordinary loss of $3 million, net of taxes of $1 million, representing the excess of the redemption price over their net carrying value.


CASH FLOWS AND FINANCIAL CONDITION
- - ----------------------------------

The Company reported an increase in cash and cash equivalents and marketable securities of $182 million during 1994. This increase is primarily due to proceeds from the sale of common stock and certain assets and cash from operations, offset by the use of funds to acquire full-service properties, make required bond redemptions, repay other debt, and fund capital expenditures.

Cash used in investing activities of $6 million in 1994 includes approximately $371 million in sales proceeds, principally from the sale of the Company's senior living communities and 26 Fairfield Inns, and paydowns of notes receivable of $53 million. These sources of cash from investing activities are offset by capital expenditures of $139 million, primarily related to the construction of two full-service properties, one Residence Inn, and renewals and replacements on existing properties, and $277 million for the acquisition of full-service properties. Cash from investing activities was also decreased by the net investment of $50 million in marketable securities.

Cash from financing activities of $10 million in 1994 includes $231 million from the January 1994 common stock offering, $34 million of mortgage financing for the construction of the Philadelphia Convention Center Hotel, offset by the redemption of $137 million of New Notes from asset sales proceeds as required under the New Note Indenture, a $30 million paydown on the $630 million Revolving Line of Credit from Marriott International, $15 million of open market repurchases of New Notes, the repurchase of approximately $7.5 million of Old Notes in settlement of litigation, and other debt repayments of $71 million. At September 9, 1994, $163 million was outstanding under the Revolving Line of Credit.

The Company has used most of the net proceeds of its January 1994 common stock offering for acquisitions of full-service lodging properties. The Company is actively engaged in purchase negotiations with a number of owners of individual hotel properties and lodging chains. Through the third quarter of 1994, the Company has acquired six full-service properties totalling approximately 2,850 rooms in separate transactions for approximately $236 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (685 rooms). Subsequent to September 9, 1994, the Company acquired a controlling interest in a 665-room, full-service hotel through an investment of $52 million. The Company accounts for these properties as owned hotels. These acquired properties are managed by Marriott International, Inc., using the Marriott brand name under management agreements that were in place with the previous owners or negotiated

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


in connection with the acquisitions. The terms of the contracts vary, but are generally similar to the terms for hotels owned prior to the Distribution. The Company may seek additional financing in connection with such acquisitions, including debt secured by properties acquired. Management believes it will have adequate sources of funding to permit it to pursue its acquisition strategy.

The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $2.9 billion at September 9, 1994 ($1.8 billion of which had not been pledged or mortgaged). The Company may secure long-term financing and (subject, among other things, to compliance with its existing debt agreements, including requirements to use the proceeds of certain refinancings to repay indebtedness) may use unencumbered assets as security for future financings, if such financings are determined to be advantageous.

Such financings could take the form of traditional secured real estate financings or could be effected through vehicles such as formation of a real estate investment trust (REIT) or collateralized mortgage financings. In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. All of the Fairfield Inns and the senior living communities sold were owned by subsidiaries of Hospitality, the issuer of the New Notes. Under the terms of the New Note Indenture, Hospitality is obligated to use 50% of the net proceeds of these asset sales to prepay New Notes on a pro-rata basis and must offer to utilize an additional 25% of the net proceeds to make additional New Note prepayments on a pro-rata basis. Based on proceeds from asset sales of approximately $183 million through June 17, 1994, Hospitality redeemed approximately $137 million of New Notes in the third quarter of 1994. Based on proceeds from assets sales of approximately $211 million received in the third quarter of 1994, Hospitality initiated the process for redemption of $106 million of New Notes and has initiated an offer to repurchase up to an additional $53 million of New Notes during the fourth quarter of 1994. Hospitality may also, from time to time, make open market purchases of its debt securities. Through the third quarter of 1994, Hospitality purchased approximately $15 million of its bonds with excess cash from operations.

In August 1994, the TSHCO first mortgage was extended for five years from its original maturity of December 1993. Under the terms of the mortgage, annual minimum principal amortization of $5 million is required. In addition, a portion of the cash flow in excess of these annual minimum principal reductions will be required, subject to limitations, to reduce the mortgage obligation.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Between October 9, 1992 and approximately January 4, 1993, following the announcement of the Distribution, ten plaintiffs who were all holders, or former holders, of Old Notes (the "Class Action Plaintiffs") filed lawsuits against the Company purportedly brought on behalf of classes of holders and purchasers of Old Notes (the "Class Action Lawsuits"). The Class Action Lawsuits were consolidated under the caption United Apple Sales Incorporated Profit Sharing
                               ----------------------------------------------
Trust u/a DTD 8/1/71, et al. vs. Marriott Corporation et al. in the United
- - ------------------------------------------------------------
States District Court for the District of Maryland. The Class Action Lawsuit asserted various claims related to the Distribution and related disclosures.

On October 29, 1992, a second group of plaintiffs (the "PPM Group") purporting to hold approximately $120 million of principal amount of Old Notes filed lawsuits against the Company (the "PPM Lawsuit") in the United States District Court for the District of Maryland. The PPM Lawsuit is limited to claims that the sale by the Company of certain series of its Old Notes was fraudulent and violated federal securities laws and similar state laws. The PPM Group alleges that it has incurred damages of approximately $18 million.

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

The PPM Group continues to litigate its claims. On December 17, 1993, the Company filed a motion for summary judgment asking the court to enter judgment in favor of the defendants in the PPM Lawsuit. The PPM Group also filed a motion for summary judgment with respect to the Company's counterclaim that some of the PPM Group plaintiffs tortiously interfered with the Company's contractual relationship with some of its financial advisors. On May 23, 1994, the Court issued an order granting in part and denying in part the Company's motion for summary judgment on the remaining claims of the PPM Group. Specifically, the Court dismissed claims brought by 13 of the 16 plaintiffs comprising the PPM Group for alleged violations of Sections 11 and 12(2) of the Securities Act.
The Court denied the Company's motion for summary judgment on the PPM Group's claims for violation of Section 10(b) of the Securities and Exchange Act of 1934 and for common law fraud, as well as the Sections 11 and 12(2) claims brought by three of the plaintiffs in the PPM Group. In addition, the Court granted plaintiff's motion for summary judgment dismissing the Company's counterclaim.

The Company has reached a settlement of all claims with five of the sixteen plaintiffs comprising the PPM Group whereby the Company agreed to make a payment primarily representing certain legal expenses incurred by these plaintiffs. Under the terms of the settlement, these plaintiffs may, in certain circumstances, receive additional amounts based on a percentage of any judgment against, or settlement with, the Company obtained by the remaining eleven plaintiffs comprising the PPM Group. Trial for the PPM Group litigation commenced on September 26, 1994. During the trial, the claims brought by three of the sixteen plaintiffs alleging violation of Section 11 of the Securities Act, which were not dismissed pursuant to the Court's order dated May 23, 1994, were voluntarily dismissed by the plaintiffs. Additionally, the Court has directed a verdict in favor of the Company on claims brought by all plaintiffs alleging common law fraud (under which such plaintiffs had requested punitive damages). The trial ended on October 19, 1994, with the jury hopelessly deadlocked and the judge declaring a mistrial.

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




                                    HOST MARRIOTT CORPORATION







October 24, 1994                    /s/ Jeffrey P. Mayer
- - ----------------                    ______________________________
    Date                            Jeffrey P. Mayer
                                    Senior Vice President, Finance
                                    and Corporate Controller
                                    (Chief Accounting Officer)