Form 10-K
HOST MARRIOTT CORP
filed 1995-03-29
CIK 314733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED DECEMBER 30, 1994           COMMISSION FILE NO. 1-5664

                           HOST MARRIOTT CORPORATION

                DELAWARE                               53-0085950
        (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              10400 FERNWOOD ROAD
                            BETHESDA, MARYLAND 20817
                                 (301) 380-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                            ---------------------
Common Stock, $1.00 par value (153,600,000 shares    New York Stock Exchange
 outstanding as of December 30, 1994)                Chicago Stock Exchange
                                                     Pacific Stock Exchange
                                                   Philadelphia Stock Exchange
8 1/4% Series A Cumulative Convertible Preferred     New York Stock Exchange
 Stock, without par value (258,000 depositary
 shares outstanding as of December 30, 1994)

  The aggregate market value of shares of common stock held by non-affiliates at February 28, 1995 was $1,463,800,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

                       DOCUMENT INCORPORATED BY REFERENCE
               Notice of 1995 Annual Meeting and Proxy Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

  Host Marriott Corporation (the "Company") is one of the largest owners of lodging properties in the world. The Company is also the leading operator of airport and tollroad food, beverage, and merchandise concessions, with facilities in nearly every major U.S. commercial airport and on 14 tollroads.

  The Company's 119 owned lodging properties as of December 30, 1994 are generally operated under Marriott brand names and managed by Marriott International, Inc. ("Marriott International"), formerly a wholly-owned subsidiary of the Company. The Company also holds minority interests in various partnerships that own, in the aggregate, over 260 additional properties operated by Marriott International. The Company's properties span several market segments, including full service (primarily Marriott Hotels, Resorts and Suites), moderate-priced (Courtyard by Marriott), extended-stay (Residence Inn by Marriott) and economy (Fairfield Inn by Marriott). The Company's primary emphasis, however, is on the growth of its full-service lodging portfolio. In 1994, the Company sold 26 of its 30 Fairfield Inns. The Company also sold its 14 senior living communities in 1994, which were leased to Marriott International under long-term leases.

  The Real Estate Group, the majority of which was formerly classified in the "Lodging" segment, is comprised of the Company's existing business of ownership of lodging properties, its partnership investments and undeveloped land parcels, which together are sometimes referred to as the Company's "Ownership and Development Business." The Operating Group, formerly included in the "Contract Services" segment, consists of the food, beverage and merchandise operations at airports, on tollroads and at tourist attractions, stadiums and arenas, as well as restaurant operations, which together are sometimes referred to as the Company's "Host/Travel Plazas Business." The new segments reflect the Company's current business segments and operating environment.

  The Company, through its Operating Group, is also the leading operator of airport and tollroad food and merchandise concessions, with facilities in most major commercial airports in the U.S. The Company operates restaurants, gift shops and related facilities at over 70 airports, on 14 tollroads (including over 95 travel plazas) and at more than 35 tourist attractions, stadiums and arenas. Many of the Company's concessions operate under branded names, including Pizza Hut, Burger King, Taco Bell, Sbarro's, Dunkin' Donuts, Starbucks, TCBY (The Country's Best Yogurt), Mrs. Fields, and Cheers.

REAL ESTATE GROUP

  At the beginning of 1994, the Real Estate Group consisted of the Company's lodging properties (four hotel concepts plus the senior living communities), real estate partnership investments, and undeveloped and leased land operations. As of year-end 1994, the Real Estate Group consisted of 119 hotels, 31 partnership investments, the leased land operations, and 50 parcels of undeveloped land comprising approximately 470 acres.

 LODGING

  The Company's principal focus in lodging is on the acquisition and ownership of full-service hotels, resorts, and suites. Accordingly, all of the Company's acquisitions made during 1994 were in this category. Other hotel lodging properties represent quality assets in the limited-service (moderate-priced, extended-stay, and economy) lodging segment. During 1994, the Company disposed of its senior living communities and most of its Fairfield Inn properties. Subsequent to year-end, the Company entered into a sale/leaseback agreement with a real estate investment trust for 21 Courtyard properties (3,004 rooms). Further sales of limited-service lodging properties are likely over time.

  The Real Estate Group's hotel properties are generally operated by Marriott International under four Marriott brand lodging concepts which offer distinct choices to meet consumers' specialized needs whenever they travel. These brands have achieved favorable results compared to competitive hotels.

  One commonly used indicator of market performance for hotels is revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. Each of the Company's four lodging concepts reported annual increases in REVPAR from 1992 to 1994.

  The following table sets forth information as of February 28, 1995 regarding the hotel properties that comprise the Company's lodging segment.

                                                             NUMBER      NUMBER
                                                          OF FACILITIES OF ROOMS
                                                          ------------- --------
   Hotels, Resorts and Suites (full-service).............       46(1)    21,763
   Courtyard Hotels (moderate-priced)....................       54        7,940
   Residence Inns (extended-stay)........................       19(2)     2,478
   Fairfield Inns (economy)..............................        4          453
                                                               ---       ------
     Total...............................................      123       32,634
                                                               ===       ======

--------
(1) Includes the Philadelphia Convention Center Marriott which opened in January 1995, the Philadelphia Airport Marriott which is currently under construction and scheduled for completion in December 1995, and the Charlotte Executive Park Marriott which was acquired in January 1995.
(2) Includes a Residence Inn currently under construction and scheduled for completion in early 1996.

  As part of the Company's annual capital expenditure program, its properties are improved or upgraded on a regular basis. The Company expends approximately $50 million to $60 million annually on the renovation and refurbishment of the Company's existing lodging properties. The expenditures provide for full utilization of the properties through their estimated useful lives of generally 40 years.

  HOTELS, RESORTS AND SUITES. As of December 30, 1994, full-service hotels included 41 Marriott-branded hotels, resorts, and suites, and two other hotel brands offering similar amenities. All but one of the Marriott-branded hotels are managed by Marriott International under long-term agreements; the other is operated by Marriott International's largest full-service franchisee. These hotels generally contain from 300 to 600 rooms. The Company's convention hotels are larger and contain up to 1,900 rooms. Hotel facilities typically include convention and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops, and parking facilities. The Company's full-service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States. The full-service hotels showed growth in both rate and occupancy in 1994 to achieve the strong REVPAR growth for comparable hotels. On a non-comparable basis, REVPAR grew 19% due to the inclusion of the New York Marriott Marquis, which has both very high room rates and occupancy levels, and hotels added in 1994, which generally had higher room rates than the portfolio of hotels owned prior to 1994. Total hotel sales growth in 1994 was below the growth of room sales, as food, beverage and other less profitable operations grew at a slower pace. Overall, this resulted in strong house profit margins and excellent growth in reported revenues for 1994, which expanded at a 14% rate for comparable hotels. The average age of the full-service properties is 13 years. The chart below sets forth performance information for such hotels for fiscal years 1992 through 1994.

                                                    COMPARABLE
                                         1994          1994    1993(b)  1992(a,b)
                                        -------     ---------- -------  ---------
Number of properties...................      43           24       24        23
Number of rooms........................  17,554 (c)   10,560   10,560    10,276
Average daily rate..................... $102.84 (c)   $93.89   $89.61    $88.81
Occupancy percentage...................    77.4%(c)     76.2%    74.9%     72.3%
REVPAR................................. $ 79.59 (c)   $71.52   $67.12    $64.21
REVPAR % change........................    19.0%(c)      6.6%     4.5%      8.4%

--------
(a) Excludes seven properties which were sold during 1992.
(b) Excludes the New York Marriott Marquis, which was not treated as an owned hotel until December 31, 1993.
(c) Excludes the seven properties acquired in the last two weeks of fiscal year 1994.

  The success of this segment in 1994 came from improvements at all but one property, reflecting the growing strength of the full-service lodging market. This improvement was achieved through steady increases in customer demand, as well as sophisticated yield management techniques applied by the manager to maximize REVPAR on a property-by-property basis.

  A number of the Company's 1994 full-service hotel acquisitions were converted to the Marriott brand upon acquisition, and the performance of these properties is on target. The acquired properties are already showing improvements as the benefits of Marriott International's marketing and reservation programs and customer service initiatives take hold. The Company actively manages these transitions and, in many cases, has worked closely with the operator to selectively invest in enhancements to the physical product to be more attractive to guests or more efficient to operate.

  The Company's focus is on maximizing profitability throughout the portfolio by concentrating on some key objectives. Some examples include evaluating marginal restaurant operations, exiting low rate airline room contracts in strengthening markets, reducing property-level overhead by sharing management positions with other managed hotels in the vicinity, and selectively making additional investments where favorable incremental returns are expected. These objectives, while principally manager-initiated, have the Company's strong support and the Company seeks to ensure their prompt implementation wherever practical. Examples of these initiatives include the construction of an additional ballroom at the Nashua Marriott Hotel and the conversion of certain full-service rooms at the Miami Airport Marriott Hotel to limited-service concepts.

  Prospects for 1995 are promising with the full-year impact of 1994's acquisitions and the opening of the Philadelphia Marriott Hotel adding to the Company's strong base. Continued strength in demand, combined with improved skills by the manager in capitalizing on opportunities, should result in superior REVPAR growth. Further acquisitions are also anticipated.

  The Company will continue to focus on cost control to ensure that hotel sales increases serve to maximize house and operating profit. While certain levels of fixed costs serve to increase profit margins as hotel sales increase, successful performance is also resulting in more properties reaching levels that allow the manager to share in the growth of profits in the form of higher management fees. The Company views this as a positive development as it helps to strengthen the alignment of the managers' interests with the Company's.

  The Company recently completed construction of the Philadelphia Marriott Hotel (1,200 rooms; opened in January 1995), which is the largest hotel in Pennsylvania, and is constructing the Philadelphia Airport Hotel (419 rooms, completion scheduled for December 1995), which, when completed, will be operated by Marriott International. The Philadelphia Airport Hotel has been largely financed through the issuance of

$40 million of industrial revenue bonds. The Philadelphia Marriott Hotel has been financed, in part, by a mortgage loan provided by Marriott International.

  During 1994, the Company acquired 15 full-service hotels totalling approximately 6,000 rooms in several transactions for approximately $443 million. The Company also provided 100% financing totalling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (684 rooms). Additionally, the Company acquired a controlling interest in one 662-room full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company considers all 18 of these properties as owned hotels for accounting purposes. The Company is continually engaged in discussions with respect to other acquisition opportunities and, subsequent to year-end, acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million.

  COURTYARD HOTELS. The Company's moderate-priced Courtyard hotels are positioned to compete in their respective markets directly with major national franchised moderate-priced hotel chains. Aimed at individual business and pleasure travelers, as well as families, Courtyard hotels typically have about 150 rooms at locations in suburban areas and near airports throughout the United States. Well-landscaped grounds include a courtyard with a pool and socializing areas. Each hotel features meeting rooms and a restaurant and lounge with approximately 80 seats. The operating systems developed for these hotels allow Courtyard to be price competitive while providing value through superior product and guest service. The 54 Courtyard hotels owned by the Company are among the newest in the Courtyard hotel system, averaging only five years old. The Company's Courtyard properties have substantially matured and are operating at exceptionally high occupancy rates. The Company believes this competitive position will enable the manager to continue to improve profitability by adjusting the mix of business to build room rates. The chart below sets forth comparable performance information for fiscal years 1992 through 1994.

                                                          1994    1993    1992
                                                         ------  ------  ------
Number of properties....................................     54      54      54
Number of rooms.........................................  7,940   7,940   7,896
Average daily rate...................................... $68.86  $64.58  $61.54
Occupancy percentage....................................   80.4%   79.7%   76.3%
REVPAR.................................................. $55.37  $51.47  $46.96
REVPAR % change.........................................    7.6%    9.6%   20.6%

  The Company's Courtyard hotels benefited in 1994 from higher demand, driving room rates 6.6% higher than last year, about twice the rate of inflation. Coupled with a small occupancy increase, room revenues advanced almost 8%. Overall sales growth was somewhat lower, as the growth in food and beverage operations was moderate due to repositioning of restaurant operations where profitability is low. House profit margins also increased by two percentage points, reflecting the operating leverage inherent in properties already running at near capacity.

  Subsequent to year-end, the Company entered into a sale/leaseback agreement with a real estate investment trust (REIT) for 21 of the Company's Courtyard properties for $179 million (10% of which is deferred) with the REIT having an option to buy and lease back up to 33 of the remaining Courtyard properties within one year. The lease provides the Company with the ability to realize a substantial portion of the future cash flows from these properties. From 50% to 75% of the proceeds from the sale will be used to pay down publicly-held debt, as required.

  RESIDENCE INNS. Residence Inn is the market leader in the extended-stay lodging segment, enjoying solid customer preference, high guest satisfaction and strong intent-to-return. The extended-stay lodging segment caters primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites which are generally located in suburban settings throughout the United States. Each Inn features a series of residential style buildings with landscaped walkways, courtyards and recreational areas. The Inns do not have restaurants, but offer complimentary continental breakfast, and most provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces.

  The 18 Residence Inns owned by the Company are among the newest in the Residence Inn system, averaging only four years old. The table below sets forth performance information for such Inns for fiscal years 1992 through 1994. The following table excludes information with respect to the 11 Residence Inns that are no longer consolidated with the Company as of December 31, 1993.

                                                          1994    1993    1992
                                                         ------  ------  ------
Number of properties....................................     18      18      18
Number of rooms.........................................  2,178   2,178   2,178
Average daily rate...................................... $79.58  $74.70  $73.38
Occupancy percentage....................................   85.6%   84.5%   77.4%
REVPAR.................................................. $68.12  $63.12  $56.80
REVPAR % change.........................................    7.9%   11.1%   12.2%

  In 1994, the Residence Inn hotels performed well with advances in room rates of almost twice the inflation rate, while also increasing occupancy by over one percentage point. Continued popularity of this product with customers combined with increasing business travel resulted in superior performance for 1994. At an average occupancy rate of 85.6% for 1994, these properties were near full occupancy during the business week and enjoyed high occupancies during the weekends. Given this strong demand, the Company's Residence Inns were able to improve room rates through managing their mix of business.

  During 1993, the Company sold the majority of its equity interest in a partnership owning 11 Residence Inns. The Company is currently constructing one additional Residence Inn property in Pentagon City, Virginia, just outside of Washington, D.C., which is scheduled for completion in early 1996.

  FAIRFIELD INNS. The Company's Fairfield Inns are positioned to compete in their respective markets directly with major national economy motel chain operators. Aimed at budget conscious individual business and pleasure travelers, the Company's Fairfield Inns have 105 to 117 rooms. Fairfield Inns have limited public space and do not include restaurants, however, they do offer a complimentary breakfast program. The four Fairfield Inns owned by the Company average only four years old. The chart below sets forth performance information for the Company's Inns for fiscal years 1992 through 1994.

                                                         1994(A)   1993    1992
                                                         -------  ------  ------
Number of properties....................................      4       30      30
Number of rooms.........................................    453    3,632   3,632
Average daily rate...................................... $35.85   $39.82  $38.41
Occupancy percentage....................................   73.4%    79.3%   78.7%
REVPAR.................................................. $26.31   $31.58  $30.23
REVPAR % change.........................................    N/A      4.5%   16.4%

--------
(a) Excludes 26 properties which were sold during 1994.

  In the third quarter of 1994, the Company completed the sale of 26 of its Fairfield Inns to an unrelated party. The net proceeds from the sale were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds were payable in the form of a note from the purchaser. Subsequent to year-end, the Company signed an agreement to sell its four remaining Fairfield Inns.

  SENIOR LIVING COMMUNITIES. Until mid-1994, the Company owned 14 senior living communities (one of which opened in February 1994). These communities were located in seven states and offer independent living apartments, assisted living services and skilled nursing care. Certain of these senior living communities are operated under the trade names Brighton Gardens and Stratford Court. Commencing with the Distribution, these communities have been leased to and operated by Marriott International.

  During the second and third quarters of 1994, the Company sold its 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value.

 INVESTMENTS IN AFFILIATED PARTNERSHIPS

  The Company and certain of its subsidiaries also manage the Company's partnership investments and conduct the partnership services business (the "Partnership Business"). As such, the Company and/or its subsidiaries own an equity investment in, and serve as the general partner or managing general partner for, 31 partnerships which collectively own 45 Marriott full-service hotels, 120 Courtyard hotels, 50 Residence Inns and 50 Fairfield Inns. In addition, the Company holds notes receivable (net of reserves) from partnerships totalling $174 million.

  As the managing general partner, the Company or its subsidiaries are responsible for the day-to-day management of partnership operations, which includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. The Company or its subsidiary is usually reimbursed for the cost of providing these services.

  Hotel properties owned by the partnerships generally were acquired from the Company or its subsidiaries in connection with limited partnership offerings. These hotel properties are currently operated under management agreements with Marriott International. As the managing general partner of such partnerships, the Company and its subsidiaries oversee and monitor Marriott International's performance pursuant to these agreements.

  The Company's interests in these partnerships range from 1% to 50%. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt owed by the partnership. Partnership distributions to the Company approximated $4 million in 1994 and $6 million in 1993. All partnership debt is non-recourse to the Company and its subsidiaries, except to the extent of limited debt service guarantees discussed below.

  The Company is contingently liable under various guarantees of debt obligations of certain of these partnerships. Such commitments are limited in the aggregate to $236 million at December 30, 1994. In most cases, fundings of such guarantees represent loans to the respective partnerships.

 OTHER REAL ESTATE GROUP INVESTMENTS

  The Company owns 49 undeveloped parcels of vacant land, totalling approximately 250 acres, originally purchased for the development of hotels or senior living communities. The Company sold 15 parcels during 1994 for proceeds of $23 million. In addition, the Company owns a 210-acre parcel of undeveloped land in Germantown, Maryland, suitable for commercial use. The Company may sell these properties from time-to-time when market conditions are favorable. Some of the properties may be developed as part of a long-term strategy to realize the maximum value of these parcels. The Company also has lease and sublease activity relating primarily to its former restaurant operations.

OPERATING GROUP

  The Operating Group operates food, beverage and merchandise concessions at airports, travel plazas and other locations. The Company, through the Operating Group, is the leading operator of airport concessions in the United States with restaurants, gift shops and related facilities at nearly 70 domestic airports and four foreign airports. The Company's foreign airport operations include concessions at two airports in New Zealand, one airport in Australia, and one airport in Canada. The Company's airport concessions operate primarily under the trade name "Host" and "Host Marriott" and include restaurants, cafeterias, snack bars and gift shops. Payments by the Company under operating contracts with airport authorities are typically based on percentages of sales subject to an annual minimum. The terms of such agreements vary, but generally have initial terms of ten or more years for food and beverage concessions, and five or more years for merchandise facilities. Additionally, the Company operates restaurants, gift shops and related facilities at more than 35 major tourist attractions, stadiums and arenas.

  During the fourth quarter of 1992, a wholly-owned subsidiary of the Company acquired the airport concessions business of Dobbs Houses, Inc. for approximately $47 million, adding 32 contracts at 19 airports and two hotel gift shops to the concessions business. In addition, during 1993, the Company acquired the National Airport concession contract in Washington, D.C. for $9 million.

  The Company is also the leading operator of travel plazas in the United States, with over 95 travel plazas on 14 tollroads. The Company currently operates such facilities under contracts with the highway authorities which typically extend 15 years. The highway systems are located primarily in the Mid-Atlantic, Midwest and New England states as well as in Florida. Travel plazas typically include restaurants, snack bars, vending areas and merchandise facilities.

  The Operating Group employs 27 different food, beverage and merchandise concepts at its airports and tollroads, including Pizza Hut, Burger King, Taco Bell, Sbarro's, Dunkin Donuts, Starbucks, TCBY yogurt, Mrs. Fields cookies, Nathan's Famous hot dogs and Cheers. As a licensee of these brands, the Company typically pays royalties based on a percentage of sales.

  In November 1993, the Operating Group announced a plan to redesign its operations structure to improve the effectiveness and competitiveness of the business. In the fourth quarter of 1993, the Company recorded a restructuring charge of approximately $7 million, principally for severance, relocation, and the write-off of development costs for a data processing system no longer required under the new organizational structure. Implementation of the new structure was completed in early 1994.

THE DISTRIBUTION

  Prior to October 8, 1993, the Company was named "Marriott Corporation." In addition to conducting its existing businesses of developing and owning lodging properties and senior living service communities (the "Ownership Business") and operating restaurants, cafeterias, gift shops and related facilities at airports, stadiums, arenas, tourist attractions and on highway systems, the Company engaged in lodging and senior living services management, timeshare resort development and operation, food service and facilities management and other contract services businesses (the "Management Business"). On October 8, 1993, the Company made a special tax-free dividend consisting of the Distribution (the "Distribution") to holders of outstanding shares of common stock, on a share-for-share basis, of all outstanding shares of its wholly-owned subsidiary, Marriott International, which at the time of the Distribution held all of the assets relating to the Management Business. Marriott International now conducts the Management Business as a separate publicly-traded company.

  The Distribution was designed to separate two types of businesses with distinct financial, investment and operating characteristics so that each could adopt strategies and pursue objectives appropriate to its specific needs. As a result of the Distribution, the Company believes it is better able to concentrate its attention and financial resources on its core businesses and to manage its Ownership Business and Host/Travel Plazas Business for cash flow. The Company and Marriott International are parties to several important ongoing arrangements, including (i) agreements pursuant to which Marriott International manages nearly all of the Company's portfolio of lodging properties, (ii) an agreement pursuant to which Marriott International provides a $630 million line of credit (the "Line of Credit") to the Company's wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"), (iii) up to $125 million of first mortgage financing for up to 60% of the development and construction costs of the Philadelphia Convention Center Hotel,
(iv) assumption by Marriott International of 90% of the Company's LYONs obligation, (v) guarantees by Marriott International of the Company's performance to certain lenders and other third parties under certain Company guarantees and other obligations and (vi) various transitional services agreements.

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

  The Company received tenders for approximately $1.2 billion of Old Notes. Excluding the Series F Senior Notes due 1995 (the "Old Series F Notes") and the Series I Senior Notes due 1995 (the "Old Series I Notes"), the Company received tenders for 82% of the aggregate amount of Old Notes subject to the Exchange Offer. The Company redeemed all of the Old Series F Notes that did not tender in the Exchange Offer, and secured the Old Series I Notes equally and ratably with the New Notes issued in the Exchange Offer.

THE RESTRUCTURING

  In connection with the Exchange Offer, the Company effected the Restructuring of its assets (the "Restructuring"). As a result of the Restructuring, the Company's most significant asset is the capital stock of Holdings, although the Company conducts certain operations directly and holds interests in various other subsidiaries. Holdings is a holding company, the primary asset of which is the capital stock of Hospitality, and is the borrower under the Line of Credit. Hospitality is also a holding company which owns the capital stock of HMH Properties, Inc. ("HMH Properties") and Host Marriott Travel Plazas, Inc. ("HMTP"). In the Restructuring, most of the assets relating to the Ownership Business were transferred to HMH Properties and its subsidiaries, and most of the assets relating to the Host/Travel Plazas Business were transferred to HMTP and its subsidiaries.

COMPETITION

  The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-75 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom that peaked in 1986 but created an oversupply of hotel rooms that has not yet been fully absorbed by increased demand. The Company expects the U.S. hotel supply/demand imbalance to continue to improve gradually over the next few years as room demand continues to grow and room supply growth is expected to be minimal, especially in the full-service segment.

  The Company believes that its lodging properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Honored Guest Awards program, which awards frequent travelers with free stays at Marriott Hotels, Resorts and Suites, and by frequent stay programs established by Courtyard (Courtyard Club). Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates.

  Through its Operating Group, the Company competes with certain national and regional companies to obtain the rights from airport and highway authorities to operate food, beverage and merchandise concessions. To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. Through these efforts, the Company is able to generate higher sales and thereby increase returns both to the airport and highway authorities and the Company. Generating these financial results, as well as achieving high satisfaction with the products and services provided, better positions the Operating Group to be a preferred choice when renewing contracts or obtaining new contracts.

  The Operating Group's contracts generally do not contain extension or renewal provisions, although they are frequently extended on month-to-month leases at contract completion while a rebidding procedure is completed. In any given year, a number of the Operating Group's contracts expire and are rebid. Based upon the Company's successful track record in obtaining renewals and extensions of its existing base of contracts and gaining new contracts, management expects that most of these contracts will be renewed and a limited number of new contracts also will be awarded to the Company.

  No major Operating Group airport contracts expire in 1995. Of the three that expired in 1994, all continue to operate on an interim month-to-month basis, with two of the contracts expected to be awarded in 1995 and the third anticipated to be awarded in 1996. These three contracts represent approximately 12% of the total annual concessions' revenue. The Company has detailed development strategies in place with respect to each of these airports in order to maintain a significant presence on a profitable basis. The strategies include, in many cases, the inclusion of minority or locally-owned business enterprises as part of the proposal team, which is being mandated by landlords as a requirement for doing business. These arrangements often have the negative financial effect of spreading the Company's fixed costs over a diminished revenue base. The Operating Group is utilizing unique strategies, such as a hybrid operator/developer structure, to minimize the financial impact of these arrangements.

EMPLOYEES

  At December 30, 1994, the Company and its subsidiaries collectively had approximately 22,000 employees. Approximately 5,600 of the employees of the Company and its subsidiaries are covered by collective bargaining agreements.

ITEM 3. LEGAL PROCEEDINGS

  In March 1993, the Company reached agreement in principle (the "Class Action Settlement") with certain holders and recent purchasers of the Company's old notes, who had either instituted or threatened litigation in response to the Distribution. In August 1993, the United States District Court approved the Class Action Settlement. In connection with this settlement, the Company issued warrants in 1994 to purchase up to 7.7 million shares of Host Marriott common stock. Such warrants are exercisable for five years from the Distribution Date, at $8.00 per share during the first three years and $10.00 per share during the last two years.

  A group of bondholders (the "PPM Group"), who purported to have at one time owned approximately $120 million of Senior Notes, and another group purporting to hold approximately $7.5 million of Senior Notes, opted out of the Class Action Settlement. The PPM Group alleged that federal securities laws had been violated in connection with the sale by the Company of certain series of its Senior Notes and debentures and claimed damages of approximately $30 million. The group purporting to hold $7.5 million of Senior

Notes settled with the Company in April 1994. Under the terms of the settlement, the Company repurchased the Senior Notes at their par value.

  In September 1994, the Company settled with certain members of the PPM Group whose claims represent 40% of the PPM Group's aggregate claims. The claims of the remainder of the PPM Group went to trial in September 1994, and in October 1994 the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for summary judgment to dismiss the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995.

  The Company believes that all claims of the PPM Group are without merit and that the appeal will not be successful.

  The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange and on several regional exchanges, and since consummation of the Distribution is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends paid per share of common stock. All periods presented in the table below prior to the fourth quarter of 1993 are prior to the Distribution. Therefore those stock prices and dividends paid are not indicative of the Company's current stock price or dividend policies. As of December 30, 1994, there were approximately 72,000 holders of record of common stock.

                                                                         CASH
                                                                       DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
1993
  1st Quarter......................................... $27 3/8 $20 3/4   $.07
  2nd Quarter.........................................  26 5/8  24        .07
  3rd Quarter.........................................  29      24 3/8    .07
  4th Quarter(1)......................................  33 3/8  27 5/8     --
  4th Quarter(2)......................................  10      6 1/8      --
1994
  1st Quarter......................................... $13 3/4 $ 8 3/4     --
  2nd Quarter.........................................  11 1/8   8 3/4     --
  3rd Quarter.........................................  11 7/8   9 1/2     --
  4th Quarter.........................................  11 1/2   8 1/4     --

--------
(1) Pre-Distribution
(2) Post-Distribution

ITEM 6. SELECTED FINANCIAL DATA (in millions, except per share amounts)

                                     1994   1993(1)(2)(3) 1992(3)  1991  1990(8)
                                    ------  ------------- ------- ------ -------
Revenues..........................  $1,501     $1,753     $8,722  $8,331 $7,646
Operating profit before corporate
 expenses and interest............     191        134        483     464    353
Interest expense..................     206        201        235     251    183
Income before extraordinary item
 and cumulative effect of
 accounting changes(4)............     (19)        57         85      82     47
Net income (loss).................     (25)        50         85      82     47
Earnings (loss) per common
 share:(5)
  Income (loss) before
   extraordinary item and
   cumulative effect of accounting
   changes(4)(7)..................    (.13)       .40        .64     .80    .46
  Net income (loss)...............    (.17)       .35        .64     .80    .46
Total assets......................   3,822      3,848      6,346   6,509  7,034
Debt(6)...........................   2,259      2,499      2,981   3,241  3,608
Cash dividends declared per common
 share............................     --         .14        .28     .28    .28

--------
(1) Certain revenues and costs and expenses for 1993 have been reclassified to conform to the Company's new income statement presentation.
(2) Operating results for 1993 include the operations of Marriott International through the Distribution date of October 8, 1993. These operations had a net pre-tax effect on 1993 pre-tax income of $211 million. They are recorded as "Profit from operations distributed to Marriott International" on the Company's consolidated statement of operations for 1993 and are, therefore, not included in revenues, operating profit before corporate expenses and interest, interest expense and interest income for the same period. The net pre-tax effect of these operations is, however, included in income before income taxes, extraordinary item and cumulative effect of changes in accounting principles and in net income for 1993.
(3) Operating results in 1993 and 1992 included pre-tax costs related to the Distribution totaling $13 million and $21 million, respectively, and a $7 million pre-tax restructuring charge for the Operating Group in 1993.
(4) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted in the first fiscal quarter of 1993. In the second fiscal quarter of 1993, the Company changed its accounting method for assets held for sale. Also, the Company recognized a $5 million extraordinary loss (net-of-tax) on the completion of the Exchange Offer.
(5) Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding common shares for 1994, as they are antidilutive.
(6) Includes convertible subordinated debt of $20 million at December 31, 1993, $228 million at January 1, 1993 and $210 million at January 3, 1992.
(7) Operating results in 1994 include a $6 million extraordinary loss, net-of-taxes of $3 million, on the required redemption of New Notes. Operating results in 1990 included pre-tax restructuring charges and write-offs, net of certain non-recurring gains, of $153 million related to continuing operations.
(8) Operating results in 1990 included pre-tax restructuring charges and write-offs, net of certain non-recurring gains, of $153 million related to continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  As described in Part I, Items 1 & 2, "Business and Properties", the Company's assets, liabilities and business operations substantially changed when the Company completed the Distribution, Exchange Offer and Restructuring on October 8, 1993. Because of these changes, the fiscal year 1994 historical consolidated financial statements differ substantially compared to the 1993 and 1992 historical consolidated financial statements.

  Management believes that it is more meaningful and relevant in understanding the present and ongoing Company operations to compare the Company's historical 1994 operating results to the pro forma results for 1993 and to compare the pro forma operating results for 1993 to the pro forma operating results for 1992. Accordingly, the Company's pro forma consolidated statements of operations for fiscal 1993 and 1992 are presented below. These pro forma consolidated statements of operations were prepared as if the Distribution, Exchange Offer, Restructuring and the implementation of the various related agreements entered into with Marriott International, including the lodging management and senior living community leases, occurred at the beginning of each period and include only the operations of the businesses retained by the Company, and exclude, among other items, certain non-recurring costs, accounting changes and extraordinary losses. See the notes to the consolidated financial statements for discussion of the Distribution, Exchange Offer, Restructuring and the related transactions and agreements.

  The following pro forma consolidated statements of operations for 1993 and 1992 and the management's discussion and analysis related thereto are presented in the format that the Company adopted as of January 1, 1994 and reflect the impact of the Distribution and related transactions. This format breaks down the Company's operations into the Real Estate Group, consisting of the results of all of the Company's owned hotel properties and senior living communities, as well as its partnership investments and investments in certain other financial assets, and the Operating Group, consisting of food, beverage and merchandise operations at airports, travel plazas and other locations. These pro forma consolidated statements of operations do not purport to be indicative of results which may occur in the future.

  The following 1994 historical and 1993 and 1992 pro forma consolidated statements of operations and related analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part II, Item 8.

                                                         PRO FORMA
                                   HISTORICAL     ----------------------------
                                      1994           1993           1992
                                 ---------------  -------------  -------------
                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues
 Real Estate Group
  Hotels........................   $         340  $         251  $         239
  Senior living communities.....              14             23             21
  Net gains (losses) on property
   transactions.................               6             (1)             3
                                   -------------  -------------  -------------
                                             360            273            263
                                   -------------  -------------  -------------
 Operating Group
  Airports......................             747            690            566
  Travel Plazas.................             304            296            279
  Other.........................              90             95             90
                                   -------------  -------------  -------------
                                           1,141          1,081            935
                                   -------------  -------------  -------------
   Total revenues...............           1,501          1,354          1,198
                                   -------------  -------------  -------------
Operating Costs and Expenses
 Real Estate Group
  Hotels........................             200            157            151
  Senior living communities.....               5             12             10
  Other.........................               8             25             21
                                   -------------  -------------  -------------
                                             213            194            182
                                   -------------  -------------  -------------
 Operating Group
  Airports......................             712            659            523
  Travel Plazas.................             292            282            261
  Other (including restructuring
   charges of $7 million in
   1993)........................              93             97             94
                                   -------------  -------------  -------------
                                           1,097          1,038            878
                                   -------------  -------------  -------------
   Total operating costs and
    expenses....................           1,310          1,232          1,060
                                   -------------  -------------  -------------
Operating Profit
 Real Estate Group..............             147             79             81
 Operating Group................              44             43             57
                                   -------------  -------------  -------------
  Operating profit before
   corporate expenses and
   interest.....................             191            122            138
Corporate expenses..............             (37)           (28)           (24)
Interest expense................            (206)          (190)          (198)
Interest income.................              29             26             28
                                   -------------  -------------  -------------
Loss before income taxes,
 extraordinary item and
 accounting changes.............             (23)           (70)           (56)
Benefit for income taxes........               4             10             19
                                   -------------  -------------  -------------
Loss before extraordinary item
 and accounting
 changes(1)(2)(4)...............   $         (19) $         (60) $         (37)
                                   =============  =============  =============
Loss per common share before
 extraordinary item and
 accounting changes.............   $        (.13) $        (.51) $        (.33)
                                   =============  =============  =============
Weighted average shares
 outstanding(3).................           151.5          116.7          112.2
                                   =============  =============  =============

--------
(1) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" was adopted in the first fiscal quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. See the notes to the consolidated financial statements included in Part II, Item 8.

(2) The Company recognized a $5 million, net-of-taxes, extraordinary loss on the completion of the Exchange Offer in 1993. See Note 2 to the consolidated financial statements included in Part II, Item 8.
(3) 1993 and 1992 pro forma weighted average shares are based on weighted average common shares of Marriott Corporation adjusted to reflect (i) the conversion of Marriott Corporation preferred stock into 10.6 million shares of common stock prior to the Distribution, and (ii) the issuance by Marriott Corporation of 1.8 million shares of its common stock, prior to the Distribution, in connection with the refinancing of certain of its senior debt.
(4) The Company recognized a $6 million, net-of-taxes, extraordinary loss on the redemption of bonds in 1994. See Note 8 to the consolidated financial statements included in Part II, Item 8.

                        1994 COMPARED TO PRO FORMA 1993

  The Company reported 1994 revenues of $1,501 million, a $147 million or 11% improvement over pro forma 1993 results. Operating profit increased $69 million, or 57%, to $191 million in 1994. The Real Estate Group posted a significant increase in operating profit-up $68 million over pro forma 1993 results to $147 million, while the Operating Group posted a $1 million increase to $44 million. The 1994 loss before extraordinary item and accounting changes decreased $41 million, or 68%, to $19 million ($.13 per share) over pro forma 1993 results.

  The REAL ESTATE GROUP posted a 32% increase in revenues in 1994 to $360 million. Operating profit increased 86% over 1993 pro forma results. The revenue and operating profit increases are primarily due to improved lodging results and the addition of 18 full-service hotel properties during 1994, coupled with a reduction in equity losses on the Company's partnership investments, mainly due to the consolidation of the partnership owning the New York Marriott Marquis Hotel (Times Square) on December 31, 1993, offset by the impact of the 1994 sales of the senior living communities and 26 of the 30 Fairfield Inns. The increase in operating profit was also aided by certain non-recurring items, including real estate tax refunds and manager-initiated cost reductions.

  Hotel revenues for the Real Estate Group increased $89 million to $340 million year-to-date over pro forma 1993 amounts, as all four of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") for comparable units. In addition to the 1994 hotel acquisitions and the Times Square consolidation, other non-comparable hotel transactions include the 1994 sale of 26 Fairfield Inns in the third quarter and the 1993 sale of 11 Residence Inns near year-end. Excluding the impact of these non-comparable items, hotel revenues increased $31 million (14%). Operating profit increased $23 million (31%) over pro forma 1993 levels on a comparable basis.

  Overall revenues and operating profits for the Company's full-service hotels, resorts, and suites were improved or comparable to 1993 results with the exception of the Miami Airport Marriott Hotel which achieved very high occupancy levels in early 1993 resulting from Hurricane Andrew in 1992. Improved results were driven by strong improvements in REVPAR. The Company's full-service hotels posted a 7% increase in REVPAR for comparable units. Average occupancy climbed over one percentage point for comparable units, while average room rates increased 5%. Full-service hotel operating profit increases were partially offset by an overall 56% increase in depreciation expense from the New York Marriott Marquis and the 18 properties added during 1994.

  The Company's moderate-priced lodging concept, Courtyard, reported significant increases in operating profit in 1994 primarily due to REVPAR increases. Courtyard's REVPAR increased 8%, fueled by a 7% increase in average room rates and a one percentage point increase in average occupancy.

  Residence Inn, the Company's extended-stay lodging concept, also reported significant increases in operating profit in 1994 due to REVPAR increases. Residence Inn's REVPAR increased 8% for comparable units due primarily to an increase in average room rates of 7%, combined with a one percentage point increase in average occupancy.

  On August 5, 1994, the Company sold 26 of its Fairfield Inns to an unrelated party for net proceeds of $114 million. Prior to their sale, year-to-date revenues and operating profit were comparable to the prior year.

Year-to-date revenues and operating profit for the four remaining Fairfield Inns were comparable to the 1993 pro forma amounts.

  Senior living communities' revenues consist of rentals earned under the lease agreements with Marriott International. During the first quarter of 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value. The sale of the communities was completed during the second and third quarters of 1994. Prior to their sales, year-to-date revenues and operating profit for senior living communities were comparable to fiscal year 1993.

  The OPERATING GROUP generated a $60 million, or 6%, revenue increase in 1994 to $1,141 million. Airport concessions drove the strong performance reflecting a 7% enplanement growth during the year and benefiting from flight delays earlier in the year during severe winter weather. Airport revenues increased $57 million, or 8%, to $747 million in 1994. Travel Plazas' units posted modest increases in sales over last year primarily from the completion of plazas on one tollroad.

  During 1994, the Operating Group was awarded new contracts in such key airports as Atlanta and Washington-Dulles and expanded its international presence by commencing operations at the Vancouver, British Columbia airport. At the same time, the Operating Group has, on a selective basis, elected to reduce or end its involvement in certain contract situations where continuing involvement was not economically justified. The Operating Group has also undertaken a number of cost control initiatives, including the organizational restructuring announced in late 1993, which has achieved its profitability objectives.

  The Operating Group's cost structure was negatively impacted in 1994 by increasing contractual rentals on certain existing contracts, increasing participation by local and minority-owned business enterprises and higher employee costs.

  Due to favorable claims experience for the general liability and workers' compensation self-insurance programs, the Company reduced its related actuarially estimated reserves by $8 million in 1994, which is reflected as a reduction in the Operating Group's operating costs and expenses.

  In June 1994, the Company transferred its rights under an unprofitable concessions contract to a third party. In connection with the decision to discontinue servicing the contract, the Company wrote off related assets of approximately $8 million and established a reserve of approximately $4 million for amounts which are to be paid to the third party transferee over the next six years. Management believes the transfer of this contract will have a positive impact on future earnings and cash flow.

  On a pro forma basis, Corporate expenses increased $9 million, to $37 million, due to employee restricted stock award expenses and higher administrative costs.

  Interest expense increased by 8% to $206 million in 1994 due to the consolidation of the partnership owning the New York Marriott Marquis and the impact of rising interest rates on the Company's floating rate debt and interest rate swap agreements, partially offset by the impact of bond redemptions in the second half of 1994.

  During 1994, the Company redeemed approximately $292 million of New Notes at their face value. In connection with the redemptions, the Company recognized an extraordinary loss of $6 million, net of taxes of $3 million, representing the excess of the redemption price over their net carrying value. The net loss for 1994 was $25 million, or $.17 per share.

                   PRO FORMA 1993 COMPARED TO PRO FORMA 1992

  The Company reported a pro forma loss before extraordinary item and accounting changes in 1993 of $60 million, versus the 1992 pro forma loss of $37 million. Comparisons of the pro forma 1993 results to the preceding year were affected by the following items:

. The $10 million pre-tax gain recorded in 1993 from the sale of the Company's 15% interest in the partnership owning the Boston Copley Marriott Hotel.

. The $11 million pre-tax charge recorded in 1993 to write down the carrying value of Fairfield Inns held as available for sale.

. The restructuring costs of $7 million, pre-tax, recorded in 1993 as a result of the reorganization of the Operating Group.

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

  Net gains (losses) on property transactions consists of gains and losses on the sale of real estate or financial assets. Included, as well, are write-downs in connection with other property-related transactions. Such transactions are included in lodging operating profit in the Company's historical consolidated financial statements with respect to owned hotel transactions and corporate expenses with respect to partnership and other financial asset transactions. In 1993, profits were earned from the sales of the Company's interests in the Boston Copley Marriott and The Jefferson senior living community condominium units and were reduced by the charge recorded to write down the carrying value of certain Fairfield Inns held for sale and by certain partnership transactions. The amount of net gain on property transactions in 1992 primarily consisted of gains on the sales of condominium units at The Jefferson.

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

  Revenues for the Operating Group grew by 16% in 1993 to $1,081 million, mainly due to the acquisition of 32 Dobbs contracts in September 1992. Operating profit for the Operating Group was down 12% from the prior year to $43 million excluding restructuring charges of $7 million, despite higher revenues. This decline was due to (i) higher employee benefit costs, (ii) reduced operating efficiencies as locally and minority-owned business participation reduced market share and (iii) higher rents and depreciation expense for certain contracts. Depreciation increased $13 million (24%) on higher asset balances, principally from the Dobbs contract acquisitions.

  During the fourth quarter of 1993, the Company recorded a $7 million pre-tax restructuring charge for the costs of redesigning its operating structure. Such costs represent $4 million of severance and relocation payments, a $2.5 million write-off of developments costs for a data processing system no longer required under the new organization structure and $500,000 of other charges. Most of these expenditures were incurred in the first quarter of 1994. The Company expects to realize improved operating profits of approximately $2 million annually as a result of the restructuring.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company funds its capital requirements with a combination of operating cash flow, debt and equity financing, and proceeds from sales of selected properties and other assets. The Company utilizes these sources of capital to acquire new properties, fund capital additions and improvements, and make principal payments on debt.

  The Company believes that the financial resources generated from ongoing operations, as well as funds available from other sources and the cash and cash equivalent balances at December 30, 1994, will be sufficient to enable it to meet its debt service and capital expenditure needs for the foreseeable future. However, certain events, such as significant acquisitions, would require additional debt or equity financing.

  CAPITAL TRANSACTIONS. In January 1994, the Company raised $230 million of net proceeds from the sale of 20.1 million shares of common stock. Additionally, the Company obtained a revolving line of credit (the "Revolver") for up to $230 million with a group of commercial banks for the acquisition of full-service hotels. At December 30, 1994, $168 million was outstanding under the Revolver. The common stock and Revolver proceeds were, and the remaining proceeds will continue to be, utilized to fund the acquisition of full-service hotel properties.

  The Company owns a portfolio of real estate which can be sold and used to secure new financings. Property and equipment totalled $3.2 billion at December 30, 1994, $1.7 billion of which had not been pledged or mortgaged. As the Company continues to execute its strategy of acquiring full-service hotels, it may engage in additional capital transactions from time to time as market conditions permit or funds are required for a particular use. Such capital transactions may be in the form of additional stock offerings, or the Company may secure long-term financing and (subject, among other things, to compliance with its existing debt agreements, including requirements to use the proceeds of certain refinancings to repay indebtedness) may use unencumbered assets as security for future financings, if such financings are determined to be advantageous.

  There are no plans to pay regular cash dividends on the Company's common or preferred stock in the near future, and the Company is prohibited from doing so on its common stock while amounts are outstanding under its Line of Credit with Marriott International.

  The Company intends to evaluate the strategic fit of its Operating Group with the Company's real estate operations and may examine possible alternatives for restructuring of the relationship between these two businesses. Such possibilities could include (among other things) the separate financing of the Operating Group and/or the potential spin-off of the Operating Group. However, it is also possible that the Company will determine not to pursue any such course of action.

  ASSET DISPOSITIONS. The Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. During the second and third quarters of 1994, the Company sold 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value. Additionally, during the third quarter of 1994, the Company sold 26 of its Fairfield Inns to an unrelated party. The net proceeds from the sale of the hotels was approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million, and such excess has been deferred. Approximately $27 million of the Fairfield Inn proceeds was payable in the form of a note from the purchaser. The Company sold 15 undeveloped land parcels during 1994 for proceeds of approximately $23 million.

  Subsequent to year-end, the Company entered into a sale/leaseback agreement with a real estate investment trust (REIT) for 21 of the Company's Courtyard properties for $179 million (10% of which is deferred), with an option to buy and lease back up to 33 of the remaining Courtyard properties within one year. From 50% to 75% of the proceeds from these sales will be used to paydown publicly-held debt, as required.

  In cases where the Company has made a decision to dispose of particular properties, the Company assesses impairment of each individual property to be sold on the basis of expected sales price less estimated costs of disposal. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value. As previously discussed, the Company recorded an $11 million charge in the fourth quarter of 1993 to write-down 15 individual Fairfield Inn properties to their net realizable value, although the overall sales transaction generated a net gain.

  CAPITAL ACQUISITIONS, ADDITIONS AND IMPROVEMENTS. The Company seeks to grow primarily through opportunistic acquisitions of full-service hotels. The Company believes that the full-service segment of the market offers opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including under-performing hotels which can be improved under new management. During 1994, the Company acquired 15 full-service hotels totalling approximately 6,000 rooms for approximately $443 million. The Company also provided 100% financing totalling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totalling another 684 rooms). Additionally, the Company acquired a controlling interest in one 662-room full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company considers all 18 of these properties as owned hotels for accounting purposes. The Company is continually engaged in discussions with respect to other acquisition opportunities and, subsequent to year-end, acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million.

  For certain full-service properties, the Company is required under the terms of its management agreements to fund escrow accounts for the purpose of keeping its properties in good condition. These escrow accounts are funded at a rate of 3% to 6% of gross hotel sales and typically cover all the capital needs of the properties, including major guest room and common area renovations which occur every five to six years. The Company anticipates spending approximately $50 million to $60 million annually on the renovation and refurbishment of the Company's existing lodging properties.

  The Company recently completed the construction of the 1,200-room Philadelphia Marriott Hotel, which opened on January 27, 1995. The construction costs of the Hotel were funded 60% through a loan from Marriott International totalling $88 million at December 30, 1994. A second hotel in Philadelphia, the 419-room Philadelphia Airport Marriott Hotel, is currently under construction and is scheduled to open in December 1995. The Airport Hotel is principally financed from the $40 million of proceeds from an industrial development financing bond. Unused proceeds of this financing at December 30, 1994 are in an escrow fund totalling $17 million and will be used to pay construction costs as incurred. The Company is also constructing a 300-room Residence Inn in Pentagon City, Virginia, scheduled for completion in early 1996. Capital expenditures for these three hotels totalled $104 million in 1994 and $60 million in 1993. The remaining costs of construction for these hotels will be funded from operating cash flow or from borrowings.

  The Operating Group invests to maintain and enhance its facilities under existing contracts and as a condition to extending or acquiring new contracts. The Operating Group generally expends up to $50 million annually for such items. During 1994, the Company incurred approximately $40 million of such costs.

  In September 1992, the Company acquired 32 Dobbs House concession contracts at 19 airports for approximately $47 million. In addition, during 1993, the Company acquired the National Airport concession contract in Washington, D.C. for $9 million.

  DEBT PAYMENTS. At December 30, 1994, the Company had outstanding $1.1 billion in senior notes bearing interest at an average rate of approximately 10.2%. The Company is also obligated on approximately $431 million of other recourse debt. Included in this other debt is the $163 million outstanding balance of the Line of Credit provided by Marriott International which bears interest at LIBOR plus 4% and the $168 million outstanding balance of the Revolver which bears interest based on LIBOR plus 1.75% at December 30, 1994.

  Required amortization of these corporate obligations is generally limited to $278 million over the next five years. However, to the extent that certain asset sales or financings take place, certain senior notes are required to be repaid to the extent of 50% to 75% of certain asset sales and 100% of refinancing proceeds. During 1994, the Company redeemed approximately $292 million of senior notes from the proceeds of asset sales. The Company will make further redemptions and offers to repurchase as and when necessary based on future net proceeds from qualifying asset sales. The Company may also from time-to-time make open market purchases of its debt securities, including the New Notes, to the extent such purchases are viewed as an attractive use of available cash. During 1994, The Company purchased $15 million of senior notes on the open market with excess cash from operations. Beginning in 1995, the Line of Credit with Marriott International requires payments to the extent of certain available excess cash flow, as defined.

  The remainder of the Company's debt ($764 million) is secured by specific hotel properties and has been classified as "Debt Not Carrying a Company Guarantee". Payments on this debt generally come solely from the specific cash flows generated by the related assets, and the lender is limited to seizure of the asset as its sole recourse in the case of non-payment or other defaults. Maturities over the next five years total $378 million, comprised principally of the maturity of the mortgage on the New York Marriott Marquis in 1998.

  During 1994, the Company reduced its total debt outstanding from $2,479 million at December 31, 1993 to $2,259 million at December 30, 1994. The Company's ratio of debt to total assets decreased to 59% in 1994 from 64% in 1993.

  The Company is also party to five interest rate exchange agreements with notional amounts of $100 million each. These agreements with Citibank, N.A. New York, First National Bank of Chicago, and Salomon Brothers (the contracting parties) require the Company to pay interest based on specified floating rates of one to six month LIBOR (average rate of 6.7% at December 30, 1994) and collect interest at fixed rates (average rate of 7.6% at December 30, 1994). The Company realized a net reduction of interest expense of $11 million in 1994 and $21 million in 1993 and 1992, respectively, related to the interest rate exchange agreements. One $100 million swap agreement expires in May 1995 and the remaining agreements expire in 1997. The Company monitors the credit worthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB+ or better. The Company is exposed to credit loss in the event of non-performance by the contracting parties; however, the Company does not anticipate non-performance by the contracting parties.

  LODGING PROPERTIES FORMERLY HELD FOR SALE. Historically and prior to the Distribution, the Company developed and sold lodging properties to syndicated limited partnerships, while continuing to operate the properties under long-term agreements. Those agreements provided the Company with specified percentages of sales and operating profits as compensation for operating the properties for the owners.

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

  During the period the Company classified lodging properties as assets held for sale, it determined the net realizable value of such assets on a property-by-property basis in the case of full-service hotels, resorts and suites, and on an aggregate basis, by brand, in the case of its limited service (i.e., Courtyard, Fairfield Inn and Residence Inn) lodging properties. On this basis, carrying value of these properties was not in excess of their net realizable value based on estimated selling prices, although, as a result of deteriorating market conditions, certain individual properties within a limited service brand had carrying values in excess of their estimated selling prices. In certain cases, these unrealized losses related to properties constructed during 1990 and 1991 where total development and construction costs exceeded net realizable value. Following the reclassification of these properties, the Company assesses impairment of its owned real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value.

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

  PARTNERSHIP ACTIVITIES. The Company serves as general partner or the managing general partner of numerous limited partnerships which own hotels. Debt of the hotel limited partnerships is typically secured by first mortgages on the properties and generally is nonrecourse to the partnership and the partners. However, the Company has committed to advance amounts to these affiliated limited partnerships, if necessary, to cover certain future debt service requirements. Such commitments were limited, in the aggregate, to $236 million at December 30, 1994. Funding under these guarantees amounted to $2 million in 1994.

  LINE OF CREDIT. An additional source of liquidity for the Company is the $630 million Line of Credit from Marriott International available through 2007. As of December 30, 1994, $163 million was outstanding under the Line of Credit. Once the New Notes' balance is reduced to $630 million, the total amount available under the Line of Credit is reduced by an amount equal to New Note redemptions.

  LEASES. The Company leases certain property and equipment under non-cancelable operating leases. Leases related to the Company's Real Estate Group include long-term ground leases for certain hotels, generally with multiple renewal options. Leases related to the Company's Operating Group generally do not have renewal or extension provisions.

  Certain leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Certain leases also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the lease on a straight-line basis. The Company remains contingently liable on certain leases related to divested properties. Management considers the likelihood of any substantial funding related to these leases to be remote.

  INFLATION. The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the operator's ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation can be passed on to customers.

  The Operating Group expenses are similarly impacted by inflation. While price increases can be instituted as inflation occurs, many contracts require landlord approval before prices can be increased. Over time, this should not inhibit the Company's ability to raise prices and sustain profitability.

  A substantial portion of the Company's debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. However, the Company does participate in five interest rate swap agreements aggregating $500 million with Citibank, N.A. New York, First National Bank of Chicago, and Salomon Brothers. Under these agreements, the Company collects interest at fixed rates (average rate of 7.6% at December 30, 1994) and pays interest based on specified floating interest rates of one to six month LIBOR (average rate of 6.7% at December 30, 1994). One $100 million swap agreement expires in May 1995, and the remaining agreements expire in 1997. Additionally, outstanding borrowings under the Line of Credit with Marriott International, the Revolver, and a portion ($163 million at December 30, 1994) of the New York Marriott Marquis mortgage bear interest based on variable rates. Accordingly, the amount of the Company's interest expense under the interest rate swap agreements and the floating rate debt for a particular year will be affected by changes in short-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                           PAGE
                                                                           -----
Report of Independent Public Accountants..................................    23
Consolidated Balance Sheets...............................................    24
Consolidated Statements of Operations..................................... 25-27
Consolidated Statements of Shareholders' Equity...........................    28
Consolidated Statements of Cash Flows.....................................    29
Notes to Consolidated Financial Statements................................ 30-51

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation (formerly Marriott Corporation) and subsidiaries as of December 30, 1994 and December 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 30, 1994 and December 31, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1994 in conformity with generally accepted accounting principles.

  As discussed in Notes 3 and 6 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for assets held for sale and income taxes.

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

                                          Arthur Andersen LLP

Washington, D.C.
February 24, 1995

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 1994 AND DECEMBER 31, 1993
                                 (IN MILLIONS)

                                                                   1994   1993
                                                                  ------ ------
                             ASSETS
Property and Equipment........................................... $3,156 $3,026
Investments in Affiliates........................................    203    220
Notes Receivable.................................................     50    111
Accounts Receivable..............................................    102     80
Inventories......................................................     40     52
Other Assets.....................................................    176    256
Cash and Cash Equivalents........................................     95    103
                                                                  ------ ------
                                                                  $3,822 $3,848
                                                                  ====== ======
              LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Debt carrying a company guarantee of repayment................. $1,495 $1,700
  Debt not carrying a company guarantee of repayment.............    764    779
                                                                  ------ ------
                                                                   2,259  2,479
Accounts Payable and Accrued Expenses............................    208    194
Deferred Income Taxes............................................    453    442
Other Liabilities................................................    192    208
Convertible Subordinated Debt....................................    --      20
                                                                  ------ ------
    Total Liabilities............................................  3,112  3,343
                                                                  ------ ------
Shareholders' Equity
  Convertible Preferred Stock....................................     13     14
  Common Stock, 300 million shares authorized; 153.6 million shares and 129.7 million shares issued and outstanding,
   respectively..................................................    154    130
  Additional Paid-in Capital.....................................    479    253
  Retained Earnings..............................................     64    108
                                                                  ------ ------
    Total Shareholders' Equity...................................    710    505
                                                                  ------ ------
                                                                  $3,822 $3,848
                                                                  ====== ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FISCAL YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 31, 1993
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  1994    1993
                                                                 ------  ------
REVENUES
 Real Estate Group
  Hotels.......................................................  $  340  $  606
  Senior living communities....................................      14      67
  Net gains (losses) on property transactions..................       6      (1)
                                                                 ------  ------
                                                                    360     672
                                                                 ------  ------
 Operating Group
  Airports.....................................................     747     690
  Travel Plazas................................................     304     296
  Other........................................................      90      95
                                                                 ------  ------
                                                                  1,141   1,081
                                                                 ------  ------
   Total revenues..............................................   1,501   1,753
                                                                 ------  ------
OPERATING COSTS AND EXPENSES
 Real Estate Group
  Hotels.......................................................     200     498
  Senior living communities....................................       5      58
  Other........................................................       8      25
                                                                 ------  ------
                                                                    213     581
                                                                 ------  ------
 Operating Group
  Airports.....................................................     712     659
  Travel Plazas................................................     292     282
  Other........................................................      93      97
                                                                 ------  ------
                                                                  1,097   1,038
                                                                 ------  ------
   Total operating costs and expenses..........................   1,310   1,619
                                                                 ------  ------
OPERATING PROFIT
 Real Estate Group.............................................     147      91
 Operating Group...............................................      44      43
                                                                 ------  ------
  Operating profit before corporate expenses, interest and
   profit from distributed operations..........................     191     134
Corporate expenses.............................................     (37)    (41)
Interest expense...............................................    (206)   (201)
Interest income................................................      29      26
Profit from operations distributed to Marriott International...     --      211
                                                                 ------  ------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES.........     (23)    129
Benefit (provision) for income taxes...........................       4     (72)
                                                                 ------  ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLES...........................     (19)     57
Extraordinary item--Loss on extinguishment of debt (net of
 income taxes of $3 million in 1994 and $4 million in 1993)....      (6)     (5)
Cumulative effect of a change in accounting for income taxes...     --       30
Cumulative effect of a change in accounting for assets held for
 sale (net of income taxes of $22 million).....................     --      (32)
                                                                 ------  ------
NET INCOME (LOSS)..............................................     (25)     50
Dividends on preferred stock...................................     --       (8)
                                                                 ------  ------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK...................  $  (25) $   42
                                                                 ======  ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS--(CONTINUED)

           FISCAL YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 31, 1993
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                   1994   1993
                                                                   -----  -----
EARNINGS (LOSS) PER COMMON SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES................................  $(.13) $ .40
Extraordinary item--Loss on extinguishment of debt (net of income
 taxes)..........................................................   (.04)  (.04)
Cumulative effect of a change in accounting for income taxes.....    --     .25
Cumulative effect of a change in accounting for assets held for
 sale (net of income taxes)......................................    --    (.26)
                                                                   -----  -----
NET INCOME (LOSS)................................................  $(.17) $ .35
                                                                   =====  =====



                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FISCAL YEAR ENDED JANUARY 1, 1993
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                          1992
                                                                         ------
SALES
  Lodging............................................................... $4,551
  Contract Services.....................................................  4,171
                                                                         ------
                                                                          8,722
                                                                         ------
OPERATING COSTS AND EXPENSES
  Lodging...............................................................  4,218
  Contract Services.....................................................  4,021
                                                                         ------
                                                                          8,239
                                                                         ------
OPERATING PROFIT
  Lodging...............................................................    333
  Contract Services.....................................................    150
                                                                         ------
  Operating profit before corporate expenses and interest...............    483
Corporate expenses, (including restructuring charges of $21 million)....   (129)
Interest expense........................................................   (235)
Interest income.........................................................     31
                                                                         ------
INCOME BEFORE INCOME TAXES..............................................    150
Provision for income taxes..............................................    (65)
                                                                         ------
NET INCOME..............................................................     85
Dividends on preferred stock............................................    (17)
                                                                         ------
NET INCOME AVAILABLE FOR COMMON STOCK................................... $   68
                                                                         ======
EARNINGS PER COMMON SHARE:
NET INCOME.............................................................. $  .64
                                                                         ======


                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  FISCAL YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993 AND JANUARY 1, 1993

    COMMON                                 CONVERTIBLE        ADDITIONAL
    SHARES                                  PREFERRED  COMMON  PAID-IN   RETAINED TREASURY
  OUTSTANDING                                 STOCK    STOCK   CAPITAL   EARNINGS  STOCK
------------------------------------------------------------------------------------------
 (IN MILLIONS)                                 (IN MILLIONS, EXCEPT PER COMMON SHARE)
      95.5      Balance, January 3,
                1992...................       $ 200     $105     $ 35     $ 583    $(244)
        --      Net income.............         --       --       --         85      --
       5.3      Common stock issued for
                employee stock pur-
                chase, stock option,
                and profit sharing
                plans..................         --       --         1       (68)     135
        --      Cash dividends on com-
                mon stock ($.28 per
                share) and preferred
                stock ($4.125 per
                share).................         --       --       --        (45)     --
        --      Foreign currency trans-
                lation adjustments.....         --       --        (2)      --       --
------------------------------------------------------------------------------------------
     100.8      Balance, January 1,
                1993...................         200      105       34       555     (109)
        --      Net income.............         --       --       --         50      --
        --      Distribution of stock
                of Marriott
                International, Inc.....         --       --       (40)     (417)     --
       7.9      Common stock issued for
                the comprehensive stock
                and employee stock pur-
                chase plans............         --         4       13       (58)     109
        --      Cash dividends on com-
                mon stock ($.14 per
                share) and preferred
                stock ($2.062 per
                share).................         --       --       --        (22)     --
       8.3      Conversion of subordi-
                nated debt.............         --         8       15       --       --
       1.8      Common stock issued in
                conjunction with the
                Exchange Offer.........         --         2       58       --       --
      10.9      Conversion of preferred
                stock to common stock..        (186)      11      175       --       --
        --      Foreign currency trans-
                lation adjustments.....         --       --        (2)      --       --
------------------------------------------------------------------------------------------
     129.7      Balance, December 31,
                1993...................          14      130      253       108      --
        --      Net loss...............         --       --       --        (25)     --
        --      Adjustment to distribu-
                tion of stock of
                Marriott International,
                Inc....................         --       --       --        (19)     --
       2.5      Common stock issued for
                the comprehensive stock
                and employee stock pur-
                chase plans............         --         2       15       --       --
        .7      Conversion of subordi-
                nated debt to common
                stock..................         --         1        1       --       --
        .6      Conversion of preferred
                stock to common stock..          (1)       1      --        --       --
      20.1      Common stock issued in
                stock offering.........         --        20      210       --       --
------------------------------------------------------------------------------------------
     153.6      Balance, December 30,
                20.1 ..................       $  13     $154     $479     $  64     $--
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FISCAL YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993 AND JANUARY 1, 1993

                                                          1994   1993    1992
                                                          -----  -----  ------
                                                            (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss)........................................ $ (25) $  50  $   85
Adjustments to reconcile to cash from operations:
  Depreciation and amortization..........................   174    265     284
  Income taxes...........................................   (18)    11     (28)
  Extraordinary loss on extinguishment of debt, net of
   taxes.................................................     6      5     --
  Cumulative effect of changes in accounting principles,
   net...................................................   --       2     --
  Restructuring charges..................................   --      20      21
  Proceeds from sales of timeshare notes receivable......   --     --       41
  Amortization of deferred income........................    (5)   (14)    (19)
  Fairfield Inn net realizable value write-down..........   --      11     --
  Equity in net income (losses) of affiliates............   --      27      24
  Other..................................................    35     23     (23)
  Changes in operating accounts:
   Accounts receivable...................................    (6)  (101)    (40)
   Inventories...........................................   --     (10)    (16)
   Accounts payable and accrued expenses.................    (3)   132     (14)
   Other.................................................   --       8     106
                                                          -----  -----  ------
  Cash from continuing operations........................   158    429     421
  Cash used in discontinued operations...................   --     --      (11)
                                                          -----  -----  ------
  Cash from operations...................................   158    429     410
                                                          -----  -----  ------
INVESTING ACTIVITIES
  Proceeds from sales of assets..........................   480     83     484
   Less non-cash proceeds................................   (54)    (5)    (97)
                                                          -----  -----  ------
  Cash received from sales of assets.....................   426     78     387
  Capital expenditures for renewals and replacements.....   (62)   (60)    (57)
  Acquisitions...........................................  (532)   (29)    (47)
  Acquisition funds held in escrow.......................    40    (40)    --
  Lodging construction funded by project financing.......   (67)   (40)    --
  Other capital expenditures.............................   (69)  (135)   (153)
  Purchases of short-term marketable securities..........   (90)   --      --
  Sales of short-term marketable securities..............    90    --      --
  Notes receivable collections...........................    60     37      12
  Affiliate collections (advances), net..................    10    (45)    (51)
  Other. ................................................     2    (28)    (43)
                                                          -----  -----  ------
  Cash (used in) from investing activities...............  (192)  (262)     48
                                                          -----  -----  ------
FINANCING ACTIVITIES
  Issuances of debt......................................   211    375     917
  Issuances of common stock..............................   238     12       7
  Scheduled principal repayments.........................   (72)  (471) (1,124)
  Debt prepayments.......................................  (351)   --      (55)
  Dividends paid.........................................   --     (33)    (41)
  Cash distributed to Marriott International.............   --    (272)    --
                                                          -----  -----  ------
  Cash from (used in) financing activities...............    26   (389)   (296)
                                                          -----  -----  ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........    (8)  (222)    162
CASH AND CASH EQUIVALENTS, beginning of year.............   103    325     163
                                                          -----  -----  ------
CASH AND CASH EQUIVALENTS, end of year................... $  95  $ 103  $  325
                                                          =====  =====  ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  The structure of Host Marriott Corporation (the "Company," formerly Marriott Corporation) was substantially altered on October 8, 1993 (the "Distribution Date") when the Company distributed the stock of a wholly-owned subsidiary, Marriott International, Inc. ("Marriott International") in a special dividend (the "Distribution"). See Note 2 for a description of the Distribution and related transactions. As of December 30, 1994, the Company owned 119 lodging properties generally operated under Marriott brand names and generally managed by Marriott International. The Company also holds minority interests in various partnerships that own over 260 additional properties operated by Marriott International. The Company's properties span several market segments, including full-service (hotels, resorts and suites), moderate-priced (Courtyard by Marriott), and extended-stay (Residence Inn by Marriott).

  The Company also operates restaurants, gift shops and related facilities at over 70 airports, on 14 tollroads (including over 95 travel plazas) and at more than 35 tourist attractions, stadiums and arenas. Many of the Company's concessions operate under branded names utilizing franchise and license agreements.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. The Company's equity in net income (losses) of these affiliates is included in the Real Estate Group's other operating costs and expenses for 1994 and 1993. All material intercompany transactions and balances have been eliminated.

  The Company's financial statements include the results of operations and cash flows of Marriott International through the Distribution Date. Marriott International's results of operations through the Distribution Date included in the accompanying consolidated financial statements consist of the following:

                                                                1993     1992
                                                               -------  -------
                                                                (IN MILLIONS)
   Sales...................................................... $ 5,555  $ 6,971
   Operating Costs and Expenses...............................  (5,283)  (6,645)
   Corporate Expenses.........................................     (46)     (67)
   Net Interest Expense.......................................     (15)     (22)
                                                               -------  -------
     Income Before Income Taxes............................... $   211  $   237
                                                               =======  =======

 Financial Statement Presentation

  As a result of the Distribution and its effect on the structure of the Company, the Company has altered its financial statement presentation to better reflect the Company's current business segments and operating environment. Certain financial statement information for 1993, as presented in prior filings, has been reformatted and reclassified to reflect the Company's current business segments and operating environment. Additionally, the Company's assets are primarily related to its Real Estate Group and, accordingly, the balance sheet has been presented in a non-classified format. Financial statement information for 1992 is presented as previously filed.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31 for U.S. operations and on November 30 for most non-U.S. operations. Fiscal 1994, 1993 and 1992, which ended December 30, 1994, December 31, 1993 and January 1, 1993 for U.S. Operations, respectively, include 52 weeks.

 Revenues and Expenses

  Subsequent to the Distribution, revenues for the Real Estate Group include house profit from the Company's owned hotel properties, lease rentals for the Company's owned senior living communities and net gains (losses) on property transactions. House profit represents hotel operating results, less property-level expenses, excluding depreciation, real and personal property taxes, ground rent, insurance and management fees, which are classified as operating costs and expenses. Operating Group revenues and expenses include sales and related costs of food, beverage and merchandise concession operations of airports, travel plazas and other locations.

  Prior to the Distribution, Real Estate Group, or Lodging, revenues included room sales and food and beverage sales at both owned and managed hotel properties, franchise fees for franchised hotel properties, sales of timeshare units, and sales from senior living communities. Operating Group, or Contract Services, revenues included sales of food, beverages and merchandise at various airports, travel plazas and other locations, as well as contract revenue from various facility management contracts, and distribution service revenues. In 1993, revenues related to Marriott International are included in profits from operations distributed to Marriott International in the accompanying statement of operations.

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

 Earnings (Loss) Per Common Share

  Earnings (loss) per common share are computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities, aggregating 151.5 million in 1994, 121.3 million in 1993 and 106.5 million in 1992. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for 1994 as they are anti-dilutive.

  During 1993, the Company issued 1.8 million common shares to former holders of certain Senior Notes and debentures of the Company as part of the Exchange Offer, 10.9 million common shares to former holders of the Company's preferred stock and during 1993 and 1994, 9.0 million common shares to holders of the LYONs notes upon their conversion (see Note 9). Supplemental earnings per share, giving effect to the transactions discussed above as if they had occurred as of the first day of the period presented, was $.42 and $.74 for the fiscal years ended December 31, 1993 and January 1, 1993, respectively. Weighted average shares outstanding, giving effect to the transactions discussed above as if they had occurred as of the first day of the period presented, were 138 million and 128 million for the fiscal years ended December 31, 1993 and January 1, 1993, respectively.

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates; revenues of $258 million in 1993 (including $223 million related to Marriott International) and

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

$355 million in 1992, and income before income taxes of $26 million in 1993 and $24 million in 1992. International sales and income before income taxes, subsequent to the Distribution, were not material.

 Property and Equipment

  Property and equipment is recorded at cost, including interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related buildings.

  Gains on sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to the Company.

  In cases where management is holding for sale particular lodging properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A lodging property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value.

 Inventories

  Merchandise, food items and supplies are stated at the lower of average cost or market. Senior living service condominium units held for sale are carried at a cost of $3 million and $14 million at December 30, 1994 and December 31, 1993, respectively, which did not exceed the net realizable value.

 Intangible Assets

  Intangible assets amounted to $22 million and $25 million at December 30, 1994 and December 31, 1993, respectively, and primarily consist of contract rights. These intangibles are included in other assets and are being amortized on a straight-line basis over periods of five to 40 years. Amortization expense totalled $3 million in 1994, $26 million in 1993, and $33 million in 1992.

 Pre-Opening Costs

  Costs of an operating nature incurred prior to opening of lodging and senior living service properties are deferred and amortized over three years. Such costs, which are included in other assets, amounted to $6 million and $16 million at December 30, 1994 and December 31, 1993, respectively.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

 Self-Insurance Programs

  Prior to the Distribution Date, the Company was self-insured for certain levels of general liability, workers' compensation and employee medical coverage. Estimated costs of these self-insurance programs

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES were accrued at present values of projected settlements for known and anticipated claims. The Company discontinued its self-insurance programs for claims arising subsequent to the Distribution Date.

 Interest Rate Swap Agreements

  The Company has entered into interest rate swap agreements to diversify a portion of its debt to a variable rate basis. The interest rate differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

 New Statements of Financial Accounting Standards

  The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during 1994. Adoption of these statements did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," no later than its fiscal year ending December 29, 1995. Adoption of SFAS No. 114 will not have any material effect on the Company's consolidated financial statements.

2. THE DISTRIBUTION

  On October 8, 1993 (the "Distribution Date"), Marriott Corporation distributed, through a special tax-free dividend (the "Distribution"), to holders of Marriott Corporation's common stock (on a share-for-share basis), approximately 116.4 million outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, resulting in the division of Marriott Corporation's operations into two separate companies. The distributed operations included the former Marriott Corporation's lodging management, franchising and resort timesharing operations, senior living service operations, and the institutional food service and facilities management business. The Company retained the former Marriott Corporation's airport and tollroad food, beverage and merchandise concessions operations, as well as most of its real estate properties. Effective at the Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation. Subsequent to the Company's announcement in late 1992 of the planned Distribution, the Company recorded a reserve of $21 million, representing management's best estimate, at that time, of the anticipated costs to complete the Distribution. During 1993, the Company recognized an additional $13 million of charges based on management's revised estimate of the ultimate cost of completing the Distribution. The costs include $30 million payable to attorneys, investment bankers, consultants and financial institutions, and $4 million in employee compensation awards. Substantially all of the unpaid costs at December 31, 1993 were paid during 1994. The other notes to the financial statements discuss further the agreements and events relating to the Distribution.

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

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In connection with the Exchange Offer, the Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Company's most significant asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings' primary asset is the capital stock of Hospitality, and Holdings is the borrower under a line of credit (the "Line of Credit") with Marriott International. In the Restructuring, most of the Company's real estate and operating assets were transferred to subsidiaries of Hospitality. Certain assets relating to such businesses (the "retained business") were retained directly by the Company and certain of its other subsidiaries (the "retained business subsidiaries").

  The following condensed unaudited pro forma income statement data for the Company is presented as if the Distribution, Exchange Offer and Restructuring had occurred at the beginning of each period shown. This pro forma data has been presented for informational purposes only. It does not purport to be indicative of the results which may occur in the future.

                                                                 1993    1992
                                                                ------  ------
                                                                (IN MILLIONS)
   Revenues.................................................... $1,354  $1,198
   Operating profit before corporate expenses and interest..... $  122  $  138
   Loss before extraordinary item and accounting changes....... $  (60) $  (37)

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                  1994    1993
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Land and land improvements................................... $  419  $  432
   Buildings and leasehold improvements.........................  2,821   2,707
   Furniture and equipment......................................    584     585
   Construction in progress.....................................    244     151
                                                                 ------  ------
                                                                  4,068   3,875
   Less accumulated depreciation and amortization...............   (912)   (849)
                                                                 ------  ------
                                                                 $3,156  $3,026
                                                                 ======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $10 million in 1994, $11 million in 1993, and $14 million in 1992.

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

  Following discussions with the Staff of the Securities and Exchange Commission, the Company agreed in the second quarter of 1993 to change its method of determining net realizable value of assets reported as held for sale. The Company previously determined net realizable value of such assets on a property-by-

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES property basis in the case of full-service hotels, resorts and suites, and on an aggregate basis, by hotel brand, in the case of Courtyard hotels, Fairfield Inns and Residence Inns. Beginning in the second fiscal quarter of 1993 and thereafter, under the Company's new accounting policy, net realizable value of all assets held for sale is determined on a property-by-property basis. The after-tax cumulative effect of this change on periods prior to the second quarter of 1993 of $32 million is reflected as a cumulative effect of a change in accounting for assets held for sale in the accompanying consolidated statement of operations for the fiscal year ended December 31, 1993. The reduction in the annual depreciation charge as a result of this change did not have a material effect on results of operations. There was no pro forma effect of this change on the results of operations for 1993 and 1992.

  During the fourth quarter of 1993, the Company engaged in formal negotiations to sell the majority of its Fairfield Inns and executed a letter of intent in January 1994. In the fourth quarter of 1993, the Company considered these hotels as held for sale and recorded a pre-tax charge to earnings of $11 million to write-down the carrying value of 15 such properties to their individual estimated net realizable value. In the third quarter of 1994, the Company completed the sale of 26 of its Fairfield Inns to an unrelated third party. The net proceeds from the sale of such hotels were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds was payable in the form of a note from the purchaser. The gain on the sale of these hotels has been deferred.

4. INVESTMENTS IN AFFILIATES

  Investments in affiliates consist of the following:

                                                           OWNERSHIP
                                                           INTERESTS 1994 1993
                                                           --------- ---- ----
                                                                        (IN
                                                                     MILLIONS)
   Equity investments
     Hotel partnerships which own 45 Marriott Hotels,
      120 Courtyard hotels, 50 Residence Inns and
      50 Fairfield Inns operated by Marriott
      International, Inc., as of December 30, 1994........  1%-50%   $ 29 $ 31
   Receivables............................................    --      174  189
                                                                     ---- ----
                                                                     $203 $220
                                                                     ==== ====

  Hotel properties owned by affiliates generally were acquired from the Company in connection with limited partnership offerings. The Company or one of its subsidiaries typically serve as a general partner of each partnership and the hotels are operated under long-term agreements by Marriott International.

  At December 31, 1993, the Company owned a 50% interest in Times Square Marquis Hotel, L.P. ("Times Square"), formerly Times Square Hotel Company, the owner of the New York Marriott Marquis, and held security interests in an additional 39% of the partnership interests as collateral for loans made to certain partners. The partners were in default on the loans and the Company, for accounting purposes, realized an in-substance foreclosure of their partnership interests. In the first quarter of 1994, the Company foreclosed on a 29% partnership interest and completed the transfer of an additional 7% partnership interest in Times Square in full satisfaction of the loans. As a result, the Company holds an 86% partnership interest in Times Square at December 30, 1994. In 1993, the Company began reporting substantially all the losses of Times Square and on December 31, 1993 began consolidating Times Square. The Company's December 31,

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

1993 balance sheet was impacted by an increase in debt and other long-term liabilities of approximately $451 million, and a corresponding increase in assets (principally property and equipment).

  In December 1993, the Company sold its 15% interest in the partnership owning the Boston Copley Marriott Hotel for $10.4 million.

  In 1993, the Company sold portions of its equity interests in Residence Inns USA partnership for $31 million. These sales reduced the Company's ownership by the fourth quarter of 1993 to 16.6% and allowed the Company to be released from certain debt guarantee obligations. Accordingly, the Company deconsolidated the partnership and removed $64 million of debt and $96 million of property and equipment from its consolidated balance sheet at December 31, 1993. In 1994, the Company sold an additional portion of its equity interests in the partnership for $7 million. A gain on the sale transactions totalling $14 million has been deferred and is being amortized through 1996.

  In the fourth quarter of 1993, a Company-owned addition to a hotel owned by a partnership in which the Company is a general partner was taken through foreclosure by the hotel's lender. The Company's investment in the addition was written off at that time.

  Receivables from affiliates are reported net of reserves of $200 million at December 30, 1994 and $196 million at December 31, 1993. Receivables from affiliates at December 30, 1994 included a $150 million mortgage note at 9% which amortizes through 2003, and net debt service and other advances totalling $14 million which are generally secured by subordinated liens on the properties. The Company has committed to advance additional amounts to affiliates, if necessary, to cover certain debt service requirements. Such commitments are limited, in the aggregate, to an additional $236 million at December 30, 1994. Net amounts funded under these commitments totalled $2 million in 1994 and $14 million in 1993.

  The Company's pre-tax income from affiliates includes the following:

                                                                1994 1993  1992
                                                                ---- ----  ----
                                                                (IN MILLIONS)
   Management fees, net of direct costs........................ $--  $ 67  $ 82
   Ground rental income........................................  --    14    19
   Interest income.............................................   17   16    16
   Equity in net income (losses)...............................  --   (27)  (24)
                                                                ---- ----  ----
                                                                $ 17 $ 70  $ 93
                                                                ==== ====  ====

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                  1994    1993
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Property and equipment....................................... $3,358  $3,446
   Other assets.................................................    346     369
                                                                 ------  ------
     Total assets............................................... $3,704  $3,815
                                                                 ======  ======
   Debt, principally mortgages.................................. $3,658  $3,736
   Other liabilities............................................    839     856
   Partners' deficit............................................   (793)   (777)
                                                                 ------  ------
     Total liabilities and partners' deficit.................... $3,704  $3,815
                                                                 ======  ======

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized operating results reported by these affiliates follow:

                                                           1994   1993   1992
                                                           -----  -----  -----
                                                             (IN MILLIONS)
   Revenues............................................... $ 705  $ 731  $ 704
   Operating expenses:
     Cash charges (including interest)....................  (491)  (511)  (548)
     Depreciation and other non-cash charges..............  (296)  (299)  (335)
                                                           -----  -----  -----
      Loss before extraordinary item......................   (82)   (79)  (179)
      Extraordinary item--forgiveness of debt.............   113    --     --
                                                           -----  -----  -----
      Net income (loss)................................... $  31  $ (79) $(179)
                                                           =====  =====  =====

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   1994   1993
                                                                  ------ ------
                                                                  (IN MILLIONS)
   Other Assets
     Escrow deposits............................................. $   62 $  117
     Deferred financing fees.....................................     38     42
     Intangible assets...........................................     22     25
     Other.......................................................     54     72
                                                                  ------ ------
                                                                  $  176 $  256
                                                                  ====== ======
   Other Liabilities
     Deferred ground rent........................................ $   59 $   49
     Casualty insurance..........................................     42     49
     Deferred income.............................................     20     20
     Other.......................................................     71     90
                                                                  ------ ------
                                                                  $  192 $  208
                                                                  ====== ======

6. INCOME TAXES

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

  The $30 million cumulative credit resulting from this change in accounting principle has been reflected as a cumulative effect of a change in accounting for income taxes in the consolidated statements of operations for 1993.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Total deferred tax assets and liabilities at December 30, 1994 and December 31, 1993 were as follows:

                                                                 1994    1993
                                                                ------  ------
                                                                (IN MILLIONS)
   Gross deferred tax assets................................... $  222  $  257
   Less: Valuation allowance...................................    (22)    (22)
                                                                ------  ------
   Net deferred tax assets.....................................    200     235
   Gross deferred tax liabilities..............................   (653)   (677)
                                                                ------  ------
   Net deferred income tax liability........................... $ (453) $ (442)
                                                                ======  ======

  The valuation allowance required under SFAS 109 primarily represents prior purchase business combination tax credits of $17 million and net operating loss carryforwards (NOLs) of $4 million, the benefits of which were not previously recorded, but which have been recorded under SFAS 109 as deferred tax assets with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the prior purchase business combination tax credits and NOLs will be recorded as a reduction of income tax expense. There was no change in the valuation allowance during 1994 and 1993.

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 30, 1994 and December 31, 1993 follows:

                                                                 1994    1993
                                                                ------  ------
                                                                (IN MILLIONS)
   Investments in affiliates................................... $ (308) $ (279)
   Property and equipment......................................   (172)   (199)
   Safe harbor lease investments...............................   (104)   (109)
   Deferred tax gain...........................................    (69)    (90)
   Reserves....................................................    116     150
   Tax credit carryforwards....................................     46      50
   Other, net..................................................     38      35
                                                                ------  ------
   Net deferred income tax liability........................... $ (453) $ (442)
                                                                ======  ======

  The provision (benefit) for income taxes consists of:

                                                                1994  1993  1992
                                                                ----  ----  ----
                                                                (IN MILLIONS)
Current--Federal..............................................  $ (6) $ 57  $39
   --State....................................................     5    30    3
   --Foreign..................................................   --     11   20
                                                                ----  ----  ---
                                                                  (1)   98   62
                                                                ----  ----  ---
Deferred--Federal.............................................    (3)  (16)  (6)
   --State....................................................   --    (10)  10
   --Foreign..................................................   --    --    (1)
                                                                ----  ----  ---
                                                                  (3)  (26)   3
                                                                ----  ----  ---
                                                                $ (4) $ 72  $65
                                                                ====  ====  ===

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Prior to 1993, deferred income taxes resulted from timing differences in the recognition of income and expenses for financial and tax reporting purposes. Tax effects of these differences for 1992, as reported under the Company's previous method of accounting for income taxes, consist of the following at January 1, 1993 (in millions):

   Depreciation.......................................................... $(15)
   Capitalized interest..................................................    2
   Partnership interests.................................................   41
   Purchased tax lease benefits..........................................   (4)
   Asset dispositions....................................................  (31)
   Capitalized operations................................................  --
   Casualty claims.......................................................  (17)
   Employee benefit plans................................................   (2)
   Restructuring costs...................................................    1
   Other, net............................................................   28
                                                                          ----
                                                                          $  3
                                                                          ====

  At December 30, 1994, the Company has net operating loss carryforwards of $12 million which expire through 2001. Additionally, the Company has approximately $41 million of alternative minimum tax credit carryforwards which do not expire, and $5 million of other tax credits which expire through 2009.

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                             1994    1993  1992
                                                             -----   ----  ----
   Statutory Federal tax rate............................... (35.0)% 35.0% 34.0%
   State income taxes, net of Federal tax benefit...........  15.2   10.1   6.4
   Tax credits..............................................  (3.6)  (2.9) (2.3)
   Additional tax on foreign source income..................   1.0    3.2   --
   Enacted tax rate increase................................   --     5.1   --
   Other, net...............................................   5.0    5.5   5.2
                                                             -----   ----  ----
    Effective income tax rate............................... (17.4)% 56.0% 43.3%
                                                             =====   ====  ====

  As part of the Distribution, the Company and Marriott International entered into a tax sharing agreement which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of Federal, state or other taxes relating to the businesses of the Company and Marriott International prior to the Distribution. The majority of the 1994 adjustment to the Distribution of stock of Marriott International related to deferred income taxes.

  Cash paid for income taxes, net of refunds received, was $14 million in 1994, $64 million in 1993, and $93 million in 1992.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

7. LEASES

  Future minimum annual rental commitments for all non-cancelable leases are as follows:

                                                               CAPITAL OPERATING
   FISCAL YEAR                                                 LEASES   LEASES
   -----------                                                 ------- ---------
                                                                 (IN MILLIONS)
    1995......................................................   $ 2    $  120
    1996......................................................     2       115
    1997......................................................     2       105
    1998......................................................     2       106
    1999......................................................     1        99
    Thereafter................................................    10       648
                                                                 ---    ------
   Total minimum lease payments...............................    19    $1,193
                                                                        ======
   Less amount representing interest..........................    (8)
                                                                 ---
   Present value of minimum lease payments....................   $11
                                                                 ===

  The Company leases certain property and equipment under non-cancelable operating leases. Leases related to the Company's Real Estate Group include long-term ground leases for certain hotels, generally with multiple renewal options. Leases related to the Company's Operating Group generally do not have renewal or extension provisions. Certain leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Certain leases also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the applicable lease on a straight-line basis.

  Certain of the leases included above relate to facilities used in the former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals of $149 million payable to the Company under non-cancelable subleases.

  The Company remains contingently liable at December 30, 1994 on certain leases relating to divested properties. Such contingent liabilities aggregated $156 million at December 30, 1994. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                 1994 1993 1992
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
   Minimum rentals on operating leases.......................... $128 $199 $195
   Additional rentals based on sales............................   94   87   88
   Payments to owners of managed and leased hotels based
    primarily on profits........................................  --   476  607
                                                                 ---- ---- ----
                                                                 $222 $762 $890
                                                                 ==== ==== ====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

8. DEBT

  Debt consists of the following:

                                                                    1994   1993
                                                                   ------ ------
                                                                   (IN MILLIONS)
   New Senior Notes (New Notes), with an average rate of 10.4% at
    December 30, 1994, maturing through 2011.....................  $  929 $1,234
   Old Senior Notes (Old Notes), with an average rate of 9.0% at
    December 30, 1994, maturing through 2012.....................     135    143
   Notes secured by $1,086 million of real estate assets, with an average rate of 8.6% at December 30, 1994, maturing through
    2012.........................................................     758    799
   Line of Credit, with a variable rate of LIBOR plus 4% (10.125%
    at December 30, 1994), due 2008..............................     163    193
   Acquisition Revolver, secured by $358 million of real estate assets, variable rate of LIBOR plus 1.75% (7.8125% at
    December 30, 1994), due 2001.................................     168    --
   Other notes, with an average rate of 5.6% at December 30,
    1994, maturing through 2017..................................      95     97
   Capital lease obligations.....................................      11     13
                                                                   ------ ------
                                                                   $2,259 $2,479
                                                                   ====== ======

  In connection with the Distribution, the Company entered into the Line of Credit with Marriott International. Pursuant to the Line of Credit, Holdings may borrow up to $630 million for certain permitted uses from Marriott International through 2007, with all unpaid advances due August 31, 2008. Borrowings under the Line of Credit bear interest at LIBOR plus 4%, with any interest in excess of 10.5% per annum deferred. An annual fee of one percent is charged on the unused portion of the commitment. The Line of Credit is guaranteed by the Company and certain subsidiaries.

  The Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, impose liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, repurchase their common stock, make investments and incur capital expenditures.

  Hospitality is the issuer of the New Notes, which are secured by a pledge of the stock of, and guaranteed by, Holdings, Hospitality and certain of its subsidiaries. The indenture governing these notes contains covenants that, among other things, limit the ability of Hospitality to pay dividends and make other distributions and restricted payments, to incur additional debt, create additional liens on their respective assets, engage in certain transactions with related parties, enter into agreements which restrict a subsidiary in paying dividends or making certain other payments and limit the activities and businesses of Holdings. The net assets of Hospitality at December 30, 1994 were approximately $650 million, substantially all of which are restricted.

  Under the terms of the New Notes indenture, Hospitality is obligated to use 50% to 75% of the net proceeds from the sale of certain assets to prepay New Notes on a pro-rata basis. The Company redeemed approximately $292 million of New Notes in 1994. In connection with the 1994 redemptions, the Company recognized an extraordinary loss of $6 million, net-of-taxes of $3 million. Additionally, under certain circumstances and subject to certain limitations, the Company is required to redeem the New Notes with certain proceeds from refinancing and the sale of equity interests by Hospitality or its subsidiaries. The New Notes are not otherwise subject to redemption prior to maturity.

  The Company has available up to $125 million of first mortgage financing from Marriott International for approximately 60% of the construction and development costs of the Philadelphia Marriott Hotel. As of

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

December 30, 1994, the outstanding loan balance was $88 million. The loan bears interest at LIBOR plus 3% (9.0625% at December 30, 1994) for the period ending two years after construction. For the following 10 years, the loan bears interest at 10% per annum with an additional 2% per annum deferred.

  During 1993, the Company defeased $100 million of Old Series G Senior Notes due in February 1994 for an amount substantially equal to its net carrying value.

  In November 1994, the Company, through its wholly-owned subsidiary, HMC Acquisition Properties, obtained a $230 million secured, seven-year revolving and term loan facility (the "Revolver") for funding future acquisitions of full-service hotels and required improvements thereon. The Revolver bears interest based on LIBOR plus 1.75% and/or the prime rate plus .75%. In November 1996, the Revolver converts to a five-year amortizing loan maturing in November 2001. An annual fee of .5% is charged on the unused portion of the commitment. The Revolver is secured by substantially all of the assets of HMC Acquisition Properties and its subsidiaries and is guaranteed by the Company.

  In August 1994, the Times Square first mortgage loan was extended for five years from its original maturity of December 1993. In connection with the extension, $39 million of principal payments were made on the loan. The principal balance of the loan of $328 million is scheduled to mature as follows: $5 million in each of 1995 through 1997, and $313 million in 1998. Interest on $165 million of the loan is fixed at approximately 8.4% and interest on the remaining portion of the loan is based on LIBOR plus 1.5%. Annual minimum principal amortization of $5 million a year is required and all additional cash flow will be applied as additional amortization until the principal amount of the loan is paid down to $300 million. Once the principal amount of the loan is paid down to $300 million, 75% of future cash flow in excess of minimum amortization requirements ranging up to $9 million per year will be applied to further principal amortization and the remaining 25% will be available for other obligations of Times Square, including loans due to the Company. The Company provides a $10 million debt service guarantee of principal and interest on the loan.

  At December 30, 1994, the Company was party to $500 million aggregate notional amount of interest rate exchange agreements with two financial institutions and one investment bank (the contracting parties). Under these agreements, the Company collects interest at fixed rates (average rate of 7.6% at December 30, 1994) and pays interest based on specified floating interest rates (average rate of 6.7% at December 30, 1994) through 1997. The Company monitors the credit worthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB+ or better. The Company is exposed to credit loss in the event of non-performance by the contracting parties to the interest rate swap agreements; however, the Company does not anticipate non-performance by the contracting parties.

  Aggregate debt maturities at December 30, 1994, excluding capital lease obligations, are:

                                                                          NOT
                                                             CARRYING  CARRYING
                                                              COMPANY   COMPANY
                                                             GUARANTEE GUARANTEE
                                                             --------- ---------
                                                                (IN MILLIONS)
1995........................................................  $   93     $  6
1996........................................................      70       50
1997........................................................      50        6
1998........................................................      20      314
1999........................................................      45        2
Thereafter..................................................   1,217      375
                                                              ------     ----
                                                              $1,495     $753
                                                              ======     ====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Debt not carrying a Company guarantee includes debt with partial recourse where the Company's exposure is limited to $22 million.

  Cash paid for interest, net of amounts capitalized, was $198 million in 1994, $214 million in 1993, and $209 million in 1992. Deferred financing costs, which are included in other assets, amounted to $38 million and $42 million at December 30, 1994 and December 31, 1993, respectively.

9. CONVERTIBLE SUBORDINATED DEBT

  In June 1991, the Company issued $675 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes (LYONs) due 2006. Pursuant to the Distribution, Marriott International assumed 90% and the Company retained 10% of the debt obligations evidenced by the LYONs. The LYONs were convertible into 13.277 shares each of the Company's and Marriott International's common stock for each $1,000 principal amount of LYONs. On December 13, 1993, the Company initiated a call of the LYONs redeemable on January 25, 1994. Substantially all of the LYONs' holders elected to convert their LYONs into common stock prior to the redemption. Such conversions represented 8.3 million shares of the Company's common stock issued in 1993 and .7 million shares issued in 1994.

10. SHAREHOLDERS' EQUITY

  Three hundred million shares of common stock, with a par value of $1 per share, are authorized, of which 153.6 million and 129.7 million were issued and outstanding as of December 30, 1994 and December 31, 1993, respectively. One million shares of preferred stock, without par value, are authorized, of which 258 shares (equivalent to 258,000 depositary shares) of 8.25% Series A cumulative convertible preferred stock ("Series A Preferred") were issued and outstanding as of December 30, 1994. Additional paid-in capital at December 30, 1994 includes deferred compensation credits of $15 million.

  On January 27, 1994, the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $230 million. In connection with the class action settlement discussed in Note 17, the Company issued warrants to purchase up to 7.7 million shares of the Company's common stock in 1994.

  Each Series A Preferred depositary share was convertible at any time at the option of the holder into approximately 2.87 shares of common stock. In September 1993, approximately 92%, or 3.7 million depositary shares, were converted into 10.6 million shares of Company common stock. From the Distribution through February 24, 1995, an additional 5% converted. On September 30, 1993, the Company's Board of Directors adjusted the conversion rate of the Company's remaining depositary shares to 19.16 shares of common stock per depository share to reflect the Distribution. Dividends, if declared, are payable quarterly. The Company has not paid six quarterly dividend payments since the Distribution, and, accordingly, the remaining holders of the Series A Preferred stock would be entitled to elect two directors of the Company. Beginning on January 15, 1996, the Series A Preferred stock is redeemable, in whole or in part, at the Company's option, at $52.48 per depositary share, declining ratably to $50 per depositary share in 2002, plus accrued and unpaid dividends to the redemption date.

  In February 1989, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock to shareholders of record on February 20, 1989. Each right entitles the holder to buy 1/1,000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150 per share. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock, or begins a tender or Exchange Offer for 30% or more of

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES the Company's common stock. Shares owned by a person or group on February 3, 1989 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are nonvoting and will expire on February 2, 1999, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

11. EMPLOYEE STOCK PLANS

  Total shares of common stock reserved and available under employee stock plans at December 30, 1994 are:

                                                                   (IN MILLIONS)
   Comprehensive plan.............................................     22.7
   Employee stock purchase plan...................................      3.5
                                                                       ----
                                                                       26.2
                                                                       ====

  Under the comprehensive stock plan (the "comprehensive plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "stock purchase plan"). The principal terms and conditions of the two plans are summarized below.

  Employee stock options may be granted to officers and key employees at not less than fair market value on the date of grant. Options granted before May 11, 1990 expire 10 years after the date of grant and nonqualified options granted on or after May 11, 1990 expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years. In connection with the Distribution, the Company issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of the two companies. Therefore, the options outstanding at December 30, 1994 and December 31, 1993 reflect these revised exercise prices. Option activity is summarized as follows:

                                                          NUMBER OF OPTION PRICE
                                                           SHARES    PER SHARE
                                                          --------- ------------
                                                          (IN MILLIONS)
   Balance at January 3, 1992............................   14.5       $7-39
   Granted...............................................    3.2       15-19
   Exercised.............................................    (.8)       7-18
   Cancelled.............................................   (1.2)       8-37
                                                            ----
   Balance at January 1, 1993............................   15.7        8-39
   Granted...............................................    1.2        8-26
   Exercised.............................................   (2.3)       2-29
   Cancelled.............................................   (1.0)       2-39
                                                            ----
   Balance at December 31, 1993..........................   13.6        2- 8
   Granted...............................................     .6          10
   Exercised.............................................   (2.2)       2- 8
   Cancelled.............................................    (.3)       2- 8
                                                            ----
   Balance at December 30, 1994..........................   11.7        2-10
                                                            ====
   Exercisable at December 30, 1994......................    8.1
                                                            ====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Deferred stock incentive plan shares granted in 1990 and prior years generally vest in annual installments commencing one year after the date of grant and continuing until retirement. Employees also could elect to forfeit one-fourth of their deferred stock incentive plan award in exchange for accelerated vesting over a 10-year period. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1994, 1993 and 1992, 159,000, 489,000, and 671,000 shares were granted, respectively, under this plan.

  In 1993, restricted stock plan shares under the comprehensive plan were issued to officers and key executives and will be distributed over the next three to ten years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the stock. Prior to 1993, restricted stock shares were issued to officers and key employees and are distributed over 10 years in annual installments, subject to certain prescribed conditions including continued employment. The Company recognizes compensation expense on these pre-1993 awards over the restriction period equal to the fair market value of the shares on the date of issuance. The Company issued 3,537,000, and 32,000 shares under these plans in 1993 and 1992, respectively. The Company recorded compensation expense of $6 million and $400,000 in 1994 and 1993, respectively, related to these awards.

  Under the terms of the stock purchase plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

12. PROFIT SHARING AND POSTEMPLOYMENT BENEFIT PLANS

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors, and totalled $2 million for 1994, $20 million for 1993, and $25 million for 1992.

  The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" during 1994. Adoption of SFAS 112 did not have a material effect on the accompanying financial statements.

13. OPERATING GROUP RESTRUCTURING

  In November 1993, the Company's Operating Group announced a plan to redesign its operations structure to improve the effectiveness and competitiveness of the business. Implementation of the new structure was completed in the first quarter of 1994. The Company incurred costs of approximately $7 million, principally for severance, relocation, and the write-off of development costs for a data processing system no longer required under the new organizational structure, which was accrued as a restructuring charge in the fourth quarter of 1993.

14. ACQUISITIONS AND DISPOSITIONS

  In 1994, the Company acquired 15 full-service hotels totalling approximately 6,000 rooms in several transactions for approximately $443 million. The Company also provided 100% financing totalling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES interest, for the acquisition of two full-service hotels (totalling another 684 rooms). Additionally, the Company acquired a controlling interest in one 662-room full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company accounts for all 18 of these properties as owned hotels for accounting purposes. The Company's summarized, consolidated pro forma results of operations, assuming the hotel additions occurred on January 2, 1993, are as follows (in millions, except per share amounts):

                                                                  1994    1993
                                                                 ------  ------
                                                                  (UNAUDITED)
   Revenue...................................................... $1,560  $1,835
   Net income (loss) available for common stock.................    (13)     63
   Income (loss) per common share...............................   (.09)    .45

  During 1994, the Company sold its 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value. See Note 3 for a discussion of the 1994 sale of 26 Fairfield Inns.

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

  In 1992, the Company sold with recourse certain timeshare notes receivable taken by its vacation resorts division in connection with the sale of timesharing units. Net proceeds from these transactions totaled $34 million in 1992.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of certain financial assets and liabilities and other financial instruments are shown below.

                                           DECEMBER 30, 1994  DECEMBER 31, 1993
                                           ------------------ ------------------
                                           CARRYING   FAIR    CARRYING   FAIR
                                            AMOUNT    VALUE    AMOUNT    VALUE
                                           --------- -------- --------- --------
                                                      (IN MILLIONS)
   FINANCIAL ASSETS
   Receivables from affiliates............  $    174 $    172  $    189 $    187
   Notes receivable and other.............        50      109       150      232
   FINANCIAL LIABILITIES
   Debt...................................     2,248    2,198     2,466    2,470
   OTHER FINANCIAL INSTRUMENTS
   Affiliate debt service commitments.....       --       --        --         5
   Interest rate swap agreements..........       --        12       --        33

  Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of the Line of Credit, the Revolver, and other notes are estimated to be equal to their carrying value. Senior Notes are valued based on quoted market prices.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Company is contingently liable under various guarantees of obligations of certain affiliates (affiliate debt service commitments) with a maximum commitment of $236 million at December 30, 1994 and $271 million at December 31, 1993. A fair value is assigned to commitments with expected future fundings. The fair value of the commitments represents the net expected future payments discounted at risk-adjusted rates. Such payments are accrued on an undiscounted basis.

  The fair value of interest rate swap agreements is based on the estimated amount the Company would receive to terminate the swap agreements. The aggregate notional amount of the agreements was $500 million at December 30, 1994 and December 31, 1993.

16. RELATIONSHIP WITH MARRIOTT INTERNATIONAL

  In connection with the Distribution, the Company and Marriott International entered into agreements which provide, among other things, that (i) lodging properties owned by the Company as of the Distribution Date will be managed by Marriott International under agreements with initial terms of 20 years and which are subject to renewal at the option of Marriott International for up to three additional 10-year terms; (ii) the Company will lease its owned senior living communities to Marriott International prior to their disposal (see Note
14); (iii) Marriott International guarantees the Company's performance in connection with certain loans and other obligations; (iv) the Company can borrow up to $630 million for certain permitted uses under the Line of Credit and up to $125 million of first mortgage financing for construction of the Philadelphia Marriott Hotel (see Note 8); and (v) Marriott International assumed 90% of the LYONs obligation (see Note 9). Additionally, 15 management agreements with Marriott International were added or extended in 1994 as a result of the 1994 hotel acquisitions.

  The management agreements generally provide for base management or system fees of three or four percent of gross revenues, a formula based incentive management fee limited to 20 percent of cumulative hotel operating profit, as defined, and reimbursement for certain system-wide operating costs. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied.

  In 1994 and from the Distribution Date through December 31, 1993, the Company paid to Marriott International $41 million and $5 million, respectively, in lodging management fees, $23 million and $5 million in interest and commitment fees under the Revolving Line of Credit and Philadelphia Marriott Hotel mortgage, and $11 million and $3 million under the various transitional service agreements, and earned $14 million and $5 million under the senior living community leases during 1994 and 1993. The Company purchased $65 million and $14 million, respectively, of food and supplies in 1994 and 1993 (after the Distribution Date) from affiliates of Marriott International.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur. Marriott International also has the right of first offer if the Company decides to sell the Operating Group.

17. LITIGATION

  In March 1993, the Company reached agreement in principle (the "Class Action Settlement") with certain holders and recent purchasers of the Company's Old Notes, who had either instituted or threatened litigation in response to the Distribution. In August 1993, the United States District Court approved the Class Action Settlement. In connection with this settlement, the Company issued warrants in 1994 to purchase up to 7.7 million shares of Host Marriott common stock. Such warrants are exercisable for five years from the Distribution Date, at $8.00 per share during the first three years and $10.00 per share during the last two years.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  A group of bondholders (the "PPM Group"), purported to have at one time owned approximately $120 million of Senior Notes, and another group purporting to hold approximately $7.5 million of Senior Notes, opted out of the Class Action Settlement. The PPM Group alleges that laws had been violated in connection with the sale by the Company of certain series of its Senior Notes and debentures and claimed damages of approximately $30 million. The group purporting to hold $7.5 million of Senior Notes settled with the Company in April 1994. Under the terms of the settlement, the Company repurchased the Senior Notes at their par value in the second quarter of 1994.

  In September 1994, the Company settled with certain members of the PPM Group whose claims represented about 40% of the PPM Group's aggregate claims. The claims of the remainder of the PPM Group went to trial in September 1994, and in October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for summary judgment to dismiss the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995.

  The Company believes that all claims of the PPM Group are without merit and that the appeal will not be successful.

18. BUSINESS SEGMENTS

                                                            1994   1993   1992
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Identifiable assets
     Real Estate Group.................................... $3,163 $3,117 $3,925
     Operating Group......................................    455    476  1,497
     Other................................................    204    255    880
                                                           ------ ------ ------
                                                            3,822  3,848  6,302
     Discontinued operations..............................    --     --      44
                                                           ------ ------ ------
                                                           $3,822 $3,848 $6,346
                                                           ====== ====== ======
   Capital expenditures
     Real Estate Group.................................... $  155 $  158 $  125
     Operating Group......................................     40     70     79
     Other................................................      3      7      4
                                                           ------ ------ ------
                                                              198    235    208
     Discontinued operations..............................    --     --       2
                                                           ------ ------ ------
                                                           $  198 $  235 $  210
                                                           ====== ====== ======
   Depreciation and amortization
     Real Estate Group.................................... $  113 $  130 $  148
     Operating Group......................................     60    119    122
     Other................................................      1     16     14
                                                           ------ ------ ------
                                                           $  174 $  265 $  284
                                                           ====== ====== ======

  The Real Estate Group is, subsequent to the Distribution, comprised of the Company's owned full-service hotels, resorts and suites, Courtyard hotels, Residence Inns and Fairfield Inns, and senior living communities through their disposition in 1994. Prior to the Distribution, this segment also included the lodging management and vacation ownership resort operations which were distributed to Marriott International.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Operating Group segment now consists of food, beverage and merchandise operations at airports, on tollroads and at stadiums, arenas and other attractions. The business units providing food and facilities management services, operation of senior living communities, and distribution services of food and related products were also distributed to Marriott International.

  The results of operations of the Company's business segments are reported in the consolidated statement of operations. Segment operating expenses include selling, general and administrative expenses directly related to the operations of the businesses, aggregating $54 million in 1994, $61 million in 1993 (excluding $316 million related to Marriott International) and $457 million in 1992. Gains and losses resulting from the disposition of assets identified with each segment are included in segment operating profit.

  Current assets and current liabilities of the Operating Group approximated $100 million each at December 30, 1994 and December 31, 1993, respectively.

  As discussed in Note 1, subsequent to the Distribution, revenues for the Real Estate Group include house profit from the Company's owned hotel properties. Accordingly, the following table presents the details of hotel revenues for 1994 and 1993, and revenues and expenses for 1992.

                                                           1994   1993    1992
                                                           -----  -----  ------
                                                             (IN MILLIONS)
   Revenues
     Rooms................................................ $ 668  $ 524  $2,843
     Food and Beverage....................................   250    162   1,190
     Other................................................    56     39     518
                                                           -----  -----  ------
       Total Hotel Revenues...............................   974    725  $4,551
                                                           -----  -----  ======
   Department Costs
     Rooms................................................   170    130  $  676
     Food and Beverage....................................   195    130     917
     Other................................................    29     19   2,625
                                                           -----  -----  ------
       Total Department Costs.............................   394    279  $4,218
                                                           -----  -----  ======
   Department Profit......................................   580    446
   Other Deductions.......................................  (240)  (195)
                                                           -----  -----
   House Profit........................................... $ 340    251
                                                           =====
   Revenues from Owned Hotels in Excess of House Profit
    Prior to Distribution.................................          355
                                                                  -----
   Revenues per Statement of Operations...................        $ 606
                                                                  =====

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA

                                                        1994
                                       --------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH  FISCAL
                                       QUARTER QUARTER QUARTER QUARTER  YEAR
------------------------------------------------------------------------------
                                        (UNAUDITED, IN MILLIONS, EXCEPT PER
                                               COMMON SHARE AMOUNTS)
   Revenues...........................  $301    $359    $387    $454   $1,501
   Operating profit before corporate
    expenses and interest.............    24      53      61      53      191
   Income (loss) before extraordinary
    item..............................   (18)    --       11     (12)     (19)
   Net income (loss)..................   (18)    --        8     (15)     (25)
   Net income (loss) available for
    common stock......................   (18)    --        8     (15)     (25)
   Income (loss) per common share:
     Income (loss) before
      extraordinary item..............  (.12)    --      .07    (.08)    (.13)
     Net income (loss)................  (.12)    --      .05    (.10)    (.17)
                                                        1993
                                       --------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH  FISCAL
                                       QUARTER QUARTER QUARTER QUARTER  YEAR
------------------------------------------------------------------------------
   Revenues...........................  $386    $439    $491    $437   $1,753
   Operating profit before profit of
    distributed operations, corporate
    expenses, and interest............    19      47      56      12      134
   Income (loss) before extraordinary
    item and cumulative effect of
    accounting changes................    19      36      27     (25)      57
   Net income (loss)..................    17      36      27     (30)      50
   Dividends on preferred stock.......    (4)     (4)    --      --        (8)
   Net income (loss) available for
    common stock......................    13      32      27     (30)      42
   Income (loss) per common share:
     Income (loss) before
      extraordinary item and
      cumulative effect of accounting
      changes.........................   .14     .29     .25    (.21)     .40
     Net income (loss)................   .12     .29     .25    (.25)     .35

  The first three quarters consist of 12 weeks each, and the fourth quarter includes 16 weeks.

  Third and fourth quarter 1994 results include extraordinary after-tax losses of $3 million, respectively, on the extinguishment of debt. In the second quarter of 1994, the Company recorded $12 million of termination expenses for the transfer of the Company's rights under an unprofitable concessions contract to a third party, which was partially offset by an $8 million reduction in general liability and workers' compensation insurance reserves due to favorable claims experience.

  Fourth quarter 1993 results include pre-tax costs of $13 million related to the Distribution (see Note 2). Also, fourth quarter 1993 results include a charge of $11 million related to a write-down of lodging properties (see Note
3), a charge of $7 millon related to the Operating Group Restructuring (see
Note 13) and the extraordinary after-tax loss of $5 million on the extinguishment of debt (see Note 2). As a result of the Distribution, Marriott International's operations have been substantially eliminated from the fourth quarter 1993 data.

  The sum of the earnings (loss) per common share for the four quarters in 1993 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The first and second quarter 1993 income and per share data have been restated to reflect the cumulative effect of the change in accounting for assets held for sale as if it had occurred in the first quarter of 1993 (see
Note 3). First quarter 1993 earnings per common share was also impacted by the Company's accounting change for income taxes (see Note 6).

20. SUBSEQUENT EVENT (UNAUDITED)

  In March 1995, the Company entered into a sale/leaseback agreement with a real estate investment trust for 21 of the Company's Courtyard properties for $179 million (10% of which is deferred), with the purchaser having the option to buy and lease back up to 33 of the remaining Courtyard properties within one year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  The information called for by Items 10--13 is incorporated by reference from the Host Marriott Corporation 1995 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

  (1) FINANCIAL STATEMENTS

    All financial statement of the registrant as set forth under Item 8 of this Report on Form 10-K.

  (2) FINANCIAL STATEMENT SCHEDULES

    The following financial information is filed herewith on the pages indicated.

    Financial Schedules:

                                                                         PAGE
                                                                      ----------
     I.   Condensed Financial Information of Registrant.............  S-1 to S-5
     III. Real Estate and Accumulated Depreciation..................  S-6 to S-7

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS

EXHIBIT #                              DESCRIPTION
---------                              -----------
  2.(i)     Memorandum of Understanding between Marriott Corporation and
            Certain Bondholders dated as of March 10, 1993 (incorporated by reference to Current Report on Form 8-K dated March 17, 1993).
  2.(ii)    Stipulation and Agreement of compromise and Settlement
            (incorporated by reference to Registration Statement No. 33-62444).
  3.1(i)    Restated Certificate of Incorporation of Host Marriott Corporation
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
  3.1(ii)   Certificate of Correction filed to correct a certain error in the
            Restated Certificate of Incorporation of Host Marriott Corporation
            filed in the Office of the Secretary of State of Delaware on August
            11, 1992, filed in the Office of the Secretary of State of Delaware on October 11, 1994.
  3.2       Amended Host Marriott Corporation Bylaws (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
  4.1(i)    Indenture between Marriott Corporation and The First National Bank of Chicago dated as of March 1, 1985 (incorporated by reference to
            Registration Statement No. 2-97034).
  4.1(ii)   Second Supplemental Indenture between Marriott Corporation and the
            First National Bank of Chicago dated as of February 1, 1986
            (incorporated by reference to Current Report on Form 8-K dated
            February 4, 1986).
  4.1(iii)  Third Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of December 1, 1986
            (incorporated by reference to Current Report on Form 8-K dated
            December 10, 1986).
  4.1(iv)   Fourth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of May 1, 1987
            (incorporated by reference to Current Report on Form 8-K dated May
            7, 1987).
  4.1(v)    Fifth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of June 12, 1987
            (incorporated by reference to current Report on Form 8-K dated June
            18, 1987).
  4.1(vi)   Sixth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of October 23, 1987
            (incorporated by reference to Current Report on Form 8-K dated
            October 30, 1987).
  4.1(vii)  Seventh Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of January 15, 1988
            (incorporated by reference to Current Report on Form 8-K dated
            January 26, 1988).
  4.1(viii) Eighth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of February 1, 1988
            (incorporated by reference to Current Report on Form 8-K dated
            February 8, 1988).
  4.1(ix)   Ninth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of May 1, 1988
            (incorporated by reference to Current Report on Form 8-K dated May
            9, 1988).
  4.1(x)    Tenth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of May 2, 1988
            (incorporated by reference to Current Report on Form 8-K dated May
            24, 1988).
  4.1(xi)   Eleventh Supplemental Indenture between Marriott Corporation and
            The First National Bank of Chicago dated as of August 27, 1990
            (incorporated by reference to Current Report on Form 8-K dated
            September 4, 1990).

EXHIBIT #                              DESCRIPTION
---------                              -----------
  4.1(xii)  Twelfth Supplemental Indenture between Marriott Corporation and The
            First National Bank of Chicago dated as of July 11, 1991
            (incorporated by reference to Current Report on Form 8-K dated
            July 19, 1991).
  4.1(xiii) Thirteenth Supplemental Indenture between Marriott Corporation and
            The First National Bank of Chicago dated as of April 22, 1992
            (incorporated by reference to Current Report on Form 8-K dated
            April 29, 1992).
  4.1(xiv)  Fourteenth Supplemental Indenture between Marriott Corporation and
            The First National Bank of Chicago dated as of April 28, 1992
            (incorporated by reference to Current Report on Form 8-K dated
            May 5, 1992).
  4.1(xv)   Fifteenth Supplemental Indenture between Marriott Corporation and
            Bank One, Columbus, NA. dated as of October 8, 1993 (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
  4.2(i)    Indenture between Marriott Corporation and Chemical Bank dated as of June 5, 1991 (incorporated by reference to Registration
            Statement No. 33-39858).
  4.2(ii)   First Supplemental Indenture dated as of September 30, 1993 among
            Marriott Corporation, Chemical Bank and Marriott International,
            Inc. (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
  4.3(i)    Marriott Corporation Certificate of Designation of the Series A
            Cumulative Convertible Preferred Stock dated December 17, 1991
            (incorporated by reference to Current Report on Form 8-K dated
            December 23, 1991).
  4.3(ii)   Marriott Corporation Certificate of Designation, Preferences and
            Rights of Series A Junior Participating Preferred Stock
            (incorporated by reference to Registration Statement No. 33-39858).
  4.4(i)    Rights Agreement between Marriott Corporation and the Bank of New
            York as Rights Agent dated February 3, 1989 (incorporated by reference to Registration Statement No. 33-62444).
  4.4(ii)   First Amendment to Rights Agreement between Marriott Corporation and Bank of New York as Rights Agent dated as of October 8, 1993
            (incorporated by reference to Registration Statement No. 33-51707).
  4.5       Indenture by and among Host Marriott Hospitality, Inc. as Issuer,
            HMH Holdings, Inc., as Parent Guarantor, HMH Properties, Inc., Host
            Marriott Travel Plazas, Inc., Gladieux Corporation, Host
            International, Inc., Marriott Family Restaurants, Inc.,Marriott
            Financial Services, Inc., HMH Courtyard Properties, Inc., and
            Marriott Retirement Communities, Inc. and certain of their
            Subsidiaries as Subsidiary Guarantors and Marine Midland Bank,
            N.A., as Trustee, with respect to the New Notes (including the Form of New Notes) (incorporated by reference to Current Report on Form
            8-K dated October 23, 1993).
  4.6(i)    Form of Warrant Agreement by and between Host Marriott Corporation and First Chicago Trust Company of New York as Warrant Agent.
  4.6(ii)   Form of Warrant Certificate.
 10.1       Marriott Corporation Executive Deferred Compensation Plan dated as of December 6, 1990 (incorporated by reference to Exhibit 19(i) of the Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991).
 10.2       Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan
            effective as of October 8, 1993 (incorporated by reference to
            Current Report on Form 8-K dated October 23, 1993).
 10.3       Distribution Agreement dated as of September 15, 1993 between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).

EXHIBIT #                              DESCRIPTION
---------                              -----------
 10.4       Tax Sharing Agreement dated as of October 5, 1993 by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
 10.5       Assignment and License Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.6       Corporate Services Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.7       Procurement Services Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.8       Supply Agreement dated as of October 8, 1993 by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
 10.9       Casualty Claims Administration Agreement dated as of October 8,
            1993 by and between Marriott Corporation and Marriott
            International, Inc. (incorporated by reference to Current Report on
            Form 8-K dated October 23, 1993).
 10.10      Employee Benefits Administration Agreement dated as of October 8,
            1993 by and between Marriott Corporation and Marriott
            International, Inc. (incorporated by reference to Current Report on
            Form 8-K dated October 23, 1993).
 10.11      Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.12      Employee Benefits and Other Employment Matters Allocation Agreement
            dated as of October 8, 1993 by and between Marriott Corporation and
            Marriott International, Inc. (incorporated by reference to Current
            Report on Form 8-K dated October 23, 1993).
 10.13      Noncompetition Agreement dated as of October 8, 1993 by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
 10.14(i)   Host Marriott Lodging Management Agreement--Marriott Hotels,
            Resorts and Suites by and between Marriott Corporation and Marriott
            International, Inc. dated September 25, 1993 (incorporated by reference to Registration Statement No. 33-51707).
 10.14(ii)  Host Marriott Lodging Management Agreement--Courtyard Hotels by and
            between Marriott Corporation and Marriott International, Inc. dated
            September 25, 1993 (incorporated by reference to Registration
            Statement No. 33-51707).
 10.14(iii) Host Marriott Lodging Management Agreement--Residence Inns by and
            between Marriott Corporation and Marriott International, Inc. dated
            September 25, 1993 (incorporated by reference to Registration
            Statement No. 33-51707).
 10.14(iv)  Host Marriott Lodging Management Agreement--Fairfield Inns by and
            between Marriott Corporation and Marriott International, Inc. dated
            September 25, 1993 (incorporated by reference to Registration
            Statement No. 33-51707).
 10.15(i)   Consolidation Letter Agreement pertaining to Courtyard Hotels dated
            September 25, 1993 between a subsidiary of Marriott International,
            Inc. and a subsidiary of the Company (incorporated by reference to
            Registration Statement No. 33-51707).

EXHIBIT #                              DESCRIPTION
---------                              -----------
 10.15(ii)  Consolidation Letter Agreement pertaining to Residence Inns dated
            September 25, 1993 between a subsidiary of Marriott International,
            Inc. and a subsidiary of the Company (incorporated by reference to
            Registration Statement No. 33-51707).
 10.15(iii) Consolidation Letter Agreement pertaining to Fairfield Inns dated
            September 25, 1993 between a subsidiary of Marriott International,
            Inc. and a subsidiary of the Company (incorporated by reference to
            Registration Statement No. 33-51707).
 10.16      Marriott Senior Living Services Communities Lease by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference to Registration Statement No. 33-51707).
 10.17(i)   Line of Credit and Guarantee Reimbursement Agreement by and among
            HMH Holdings, Inc. as borrower, Marriott International, Inc. as lender and Host Marriott Corporation and certain subsidiaries as guarantors dated as of October 8, 1993 (incorporated by reference to Current Report on Form 8-K dated October 23, 1993).
 10.17(ii)  Amendment No. 1 to Line of Credit and Guarantee Reimbursement
            Agreement among HMH Holdings, Inc. as Borrower, Marriott
            International, Inc. as Lender and Host Marriott Corporation; HMC
            Acquisitions, Inc.; Host Marriott GTN Corporation; Host LaJolla,
            Inc.; Marriott Properties, Inc. and Willmar Distributors, Inc. as
            Guarantors (incorporated by reference to Registration Statement No.
            33-51707).
 10.17(iii) Amendment No. 2 to Line of Credit and Guarantee Reimbursement
            Agreement dated as of October 4, 1994, among HMH Holdings, Inc. as
            Borrower, Marriott International, Inc. as Lender, and Host Marriott
            Corporation; HMC Acquisitions, Inc.; Host Marriott GTN Corporation;
            Host LaJolla, Inc.; Marriott Properties, Inc. and Willmar
            Distributors, Inc. as Guarantors (incorporated by reference to
            Registration Statement No. 33-54545).
 *10.17(iv) Amendment No. 3 to Line of Credit and Guarantee Reimbursement
            Agreement dated as of November 29, 1994, among HMH Holdings, Inc.
            as Borrower, Marriott International, Inc. as Lender, and Host
            Marriott Corporation; HMC Acquisitions, Inc.; Host Marriott GTN
            Corporation; Host LaJolla, Inc.; Marriott Properties, Inc. and
            Willmar Distributors, Inc. as Guarantors.
 10.18      Philadelphia Convention Center Hotel Mortgage dated as of October
            8, 1993 by and between Philadelphia Market Street Marriott Hotel
            Limited Partnership and Marriott International, Inc. (incorporated by reference to Registration Statement No. 33-51707).
 10.19      LYONs Allocation Agreement dated as of September 30, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.20      Host Consulting Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference to Current Report on Form 8-K dated
            October 23, 1993).
 10.21      Architecture and Construction Services Agreement dated as of
            October 8, 1993 by and between Marriott Corporation and Marriott
            International, Inc. (incorporated by reference to Current Report on
            Form 8-K dated October 23, 1993).
 10.22      Marriott/Host Marriott Employees' Profit Sharing Retirement and
            Savings Plan and Trust (incorporated by reference to Registration
            Statement No. 33-62444).
 10.23      Working Capital Agreement by and between Host Marriott Corporation and Marriott International, Inc. dated as of September 25, 1993
            (incorporated by reference to Registration Statement No. 33-51707).
 11.        Statement Re: Computation of Per Share Earnings
 22.        Subsidiaries of Host Marriott Corporation
 23.        Consent of Independent Public Accountants

--------
* Filed herewith

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 29TH DAY OF MARCH, 1995.

                                          Host Marriott Corporation

                                                    /s/ Matthew J. Hart
                                          By___________________________________
                                                      Matthew J. Hart
                                                 Executive Vice President
                                                and Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                                   TITLE


       /s/ Stephen F. Bollenbach            President, Chief Executive Officer
_____________________________________        (Principal Executive Officer) and
         Stephen F. Bollenbach               Director

          /s/ Matthew J. Hart               Executive Vice President and Chief
_____________________________________        Financial Officer (Principal
            Matthew J. Hart                  Financial Officer)

         /s/ Jeffrey P. Mayer               Senior Vice President--Finance and
_____________________________________        Corporate Controller (Principal
           Jeffrey P. Mayer                  Accounting Officer)

        /s/ Richard E. Marriott             Chairman of the Board of Directors
_____________________________________
          Richard E. Marriott

         /s/ R. Theodore Ammon              Director
_____________________________________
           R. Theodore Ammon

        /s/ J. W. Marriott, Jr.             Director
_____________________________________
          J. W. Marriott, Jr.

        /s/ Ann Dore McLaughlin             Director
_____________________________________
          Ann Dore McLaughlin

       /s/ Harry L. Vincent, Jr.            Director
_____________________________________
         Harry L. Vincent, Jr.

          /s/ Andrew J. Young               Director
_____________________________________
            Andrew J. Young

                                                                      SCHEDULE I
                                                                     PAGE 1 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                              DECEMBER 30, DECEMBER 31,
                                  1994         1993
                              ------------ ------------
                                    (IN MILLIONS)
ASSETS
Property and Equipment......     $1,750       $1,249
Investments in Affiliates...         31           66
Notes Receivable............         11           84
Accounts Receivable.........         47           37
Inventories.................          6            7
Investment in and advances
 to Holdings................        820          783
Other Assets................         57          161
Cash and Cash Equivalents...         45           55
                                 ------       ------
    Total Assets............     $2,767       $2,442
                                 ======       ======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Debt
  Debt carrying a Company
   guarantee of repayment...     $  612       $  488
  Debt not carrying a
   Company guarantee of
   repayment................        754          749
                                 ------       ------
                                  1,366        1,237
Accounts Payable and Accrued
 Expenses...................         67           74
Deferred Income Taxes.......        476          442
Other Liabilities...........        148          164
Convertible Subordinated
 Debt.......................        --            20
                                 ------       ------
    Total Liabilities.......      2,057        1,937
                                 ------       ------
Shareholders' Equity
  Convertible Preferred
   Stock....................         13           14
  Common Stock..............        154          130
  Additional Paid-in
   Capital..................        479          253
  Retained Earnings.........         64          108
                                 ------       ------
                                    710          505
                                 ------       ------
    Total Liabilities and
     Shareholders' Equity...     $2,767       $2,442
                                 ======       ======

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.

           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

  Fiscal years ended December 30, 1994; December 31, 1993; and January 1, 1993

                                                              1994  1993   1992
                                                              ----  -----  -----
                                                               (IN MILLIONS)
Revenues....................................................  $352  $ 467  $ 548
Operating costs and expenses................................   294    445    500
                                                              ----  -----  -----
  Operating profit before corporate expenses and interest...    58     22     48
Corporate expenses..........................................   (20)   (28)   (48)
Interest expense............................................   (86)  (164)  (214)
Interest income.............................................    12     12      7
                                                              ----  -----  -----
Loss before income taxes, equity in earnings of subsidiaries
 and cumulative effect of changes in accounting principles..   (36)  (158)  (207)
Equity in earnings of Holdings..............................     7     71    120
Benefit for income taxes....................................     4     16     38
                                                              ----  -----  -----
Loss before equity in earnings of Marriott International and
 cumulative effect of changes in accounting principles......   (25)   (71)   (49)
Equity in earnings of Marriott International, net-of-tax....   --     123    134
                                                              ----  -----  -----
Income (loss) before cumulative effect of changes in
 accounting principles......................................   (25)    52     85
Cumulative effect of changes in accounting principles.......   --      (2)   --
                                                              ----  -----  -----
Net income (loss)...........................................  $(25) $  50  $  85
                                                              ====  =====  =====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.



           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

  Fiscal years ended December 30, 1994; December 31, 1993; and January 1, 1993

                                                         1994   1993    1992
                                                         -----  -----  -------
                                                            (IN MILLIONS)
CASH FROM OPERATIONS.................................... $  34  $  81  $    67
                                                         -----  -----  -------
INVESTING ACTIVITIES
  Net proceeds from sale of assets......................    45     46      377
  Capital expenditures..................................  (133)  (100)     (34)
  Acquisitions..........................................  (417)   --       --
  Other.................................................    99    (32)     (77)
                                                         -----  -----  -------
  Cash from (used in) investing activities..............  (406)   (86)     266
                                                         -----  -----  -------
FINANCING ACTIVITIES
  Issuances of debt.....................................   211    287      519
  Issuances of common stock.............................   238     12        7
  Repayments of debt....................................   (91)  (453)  (1,123)
  Transfers from Marriott International and Holdings,
   net..................................................     4    357      380
  Dividends paid........................................   --     (33)     (41)
  Cash distributed to Marriott International............   --    (272)     --
                                                         -----  -----  -------
  Cash from (used in) financing activities..............   362   (102)    (258)
                                                         -----  -----  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........ $ (10) $(107) $    75
                                                         =====  =====  =======

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.



           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 4 OF 5

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

   In connection with the Exchange Offer, the Parent Company effected a Restructuring (the "Restructuring"). As a result of the Restructuring, the Parent Company's most significant asset is the capital stock of a wholly-owned subsidiary, HMH Holdings, Inc. ("Holdings"). Holdings' primary asset is the capital stock of Host Marriott Hospitality, Inc. ("Hospitality"), and Holdings is the borrower under a $630 million Line of Credit with Marriott International.

   In the Restructuring, most of the Parent Company's real estate and operating assets were transferred to subsidiaries of Hospitality. The remaining assets were retained directly by the Parent Company and certain of its other subsidiaries (the "Retained Businesses") and are unrestricted.

   Hospitality is the issuer of senior notes (the "New Notes") secured by a pledge of the stock of, and guaranteed by, Holdings, Hospitality and certain of its subsidiaries. The indenture governing these New Notes contain covenants that, among other things, limit the ability of Hospitality to pay dividends and make other distributions and restricted payments, incur additional debt, create additional liens on its subsidiaries' assets, engage in certain transactions with related parties, enter into agreements which restrict a subsidiary in paying dividends or making certain other payments and limit the activities and businesses of Holdings. At December 30, 1994, substantially all of Hospitality's net assets are restricted.

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

C) As a result of the Distribution and its effect on the structure of the Parent Company and Retained Businesses, the financial statement presentation has been altered to better reflect the Parent Company and Retained Businesses' current business segments and operating environment. Accordingly, certain financial statement information for 1993 and 1992 has been reformatted and reclassified to reflect the Parent Company and Retained Businesses' current business segments and operating environment.

D) Under the terms of the Exchange Offer, Hospitality issued New Notes as partial consideration for Old Notes, originally issued by the Company. Additionally, the Company has secured the Old Series I Notes as discussed in
   Note 2 to the Company's consolidated financial statements. Accordingly, for the twelve-week period from October 8, 1993 through December 31, 1993, and for the fiscal year ended December 30, 1994, Hospitality's financial statements reflect the impact of the New Notes actually issued plus the effects of the Old Series I Notes which have been pushed down to Hospitality. For the periods presented up to October 8, 1993, Hospitality's financial statements reflect the pushed down effects of 100% of that portion of the Old Notes that would have been replaced with New Notes had the Company received tenders for 100% of the aggregate amount of Old Notes that were subject to the Exchange Offer.

                                                                      SCHEDULE I
                                                                     PAGE 5 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             NOTES TO CONDENSED FINANCIAL INFORMATION--(CONTINUED) Investments in and advances to Holdings and debt include $87 million at December 30, 1994 and December 31, 1993 which has been pushed down to Hospitality. Related interest expense of $8 million, $94 million and $125 million fiscal 1994, 1993, and 1992, respectively, is included in interest expense in the accompanying condensed statements of income.

   Aggregate debt maturities at December 30, 1994 are (in millions):

     1995................................................................ $   97
     1996................................................................    118
     1997................................................................     54
     1998................................................................    334
     1999................................................................     25
     Thereafter..........................................................    738
                                                                          ------
                                                                          $1,366
                                                                          ======

E) The accompanying statements of income reflect the equity in earnings of Holdings, including its wholly-owned subsidiary Hospitality after elimination of interest expense (see Note D) and before income taxes. Holdings is included in the consolidated income tax returns of Host Marriott Corporation.

F) Corporate expenses in 1993 and 1992 reflect pre-tax costs of $13 million and $16 related to the Distribution discussed in Note A.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 30, 1994
                                 (IN MILLIONS)

                                                                    GROSS AMOUNT AT
                                    INITIAL COSTS                  DECEMBER 30, 1994
                                  ----------------- SUBSEQUENT  ------------------------                 DATE OF
                                       BUILDINGS &     COSTS         BUILDINGS &         ACCUMULATED  COMPLETION OF   DATE
     DESCRIPTION             DEBT LAND IMPROVEMENTS CAPITALIZED LAND IMPROVEMENTS TOTAL  DEPRECIATION CONSTRUCTION  ACQUIRED
     -----------             ---- ---- ------------ ----------- ---- ------------ ------ ------------ ------------- --------
 Full-service
 Hotels:
 New York Marriott Marquis
 New York, NY.......         $354 $  0    $  552       $ 14     $  0    $  566    $  566    $ (81)          1986        N/A
 San Francisco
 Moscone Center,
 San Francisco, CA..          230    0       278          2        0       280       280      (22)          1989        N/A
 Other full-service
 properties, each
 less than 5% of
 total..............          254  115       786        193      115       979     1,094     (173)       various    various
                             ---- ----    ------       ----     ----    ------    ------    -----
     Total full-
     service........          838  115     1,616        209      115     1,825     1,940     (276)
 Courtyard..........            0  112       395          7      112       402       514      (42)       various        N/A
 Residence Inn......            0   38       104         21       40       123       163      (10)       various        N/A
 Other properties,
 each less than 5%
 of total...........            0  129         5         23      152         5       157       (1)       various        N/A
                             ---- ----    ------       ----     ----    ------    ------    -----
     Total..........         $838 $394    $2,120       $260     $419    $2,355    $2,774    $(329)
                             ==== ====    ======       ====     ====    ======    ======    =====
                             DEPRECIATION
     DESCRIPTION                 LIFE
     -----------             ------------
 Full-service
 Hotels:
 New York Marriott Marquis
 New York, NY.......                50
 San Francisco
 Moscone Center,
 San Francisco, CA..                50
 Other full-service
 properties, each
 less than 5% of
 total..............                40
     Total full-
     service........
 Courtyard..........                40
 Residence Inn......                40
 Other properties,
 each less than 5%
 of total...........           various
     Total..........

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 30, 1994
                                 (IN MILLIONS)

NOTES:

(A) The change in total cost of properties for the year ended December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $2,668
      Additions:
       Acquisitions.....................................................    502
       Capital expenditures.............................................     40
      Deductions:
       Dispositions and other...........................................   (436)
                                                                         ------
     Balance at December 30, 1994....................................... $2,774
                                                                         ======

(B) The change in accumulated depreciation and amortization for the year ended December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $  298
      Depreciation and amortization.....................................     58
      Dispositions and other............................................    (27)
                                                                         ------
     Balance at December 30, 1994....................................... $  329
                                                                         ======

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,231 million at December 30, 1994.

(D) The total cost of properties excludes construction-in-progress properties.