Form 10-Q
period 1995-03-24
HOST MARRIOTT CORP
filed 1995-05-08
CIK 314733

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED MARCH 24, 1995                  COMMISSION FILE NO. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND  20058

                                (301) 380-9000


        Delaware                                              53-0085950
- -----------------------                                ----------------------
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

                                                               Yes  X     No ___
                                                                   ---


                                                              SHARES OUTSTANDING
        CLASS                                                  AT APRIL 21, 1995
- -------------------                                            -----------------
Common Stock, $1.00
par value per share                                                  159,246,000
                                                                     -----------


================================================================================

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                             No.
                                                                            ----

PART I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                    3
                    March 24, 1995 and December 30, 1994

                  Condensed Consolidated Statements of Operations -          4
                    Twelve Weeks Ended March 24, 1995 and
                    March 25, 1994

                  Condensed Consolidated Statements of Cash Flows -          5
                    Twelve Weeks Ended March 24, 1995 and
                    March 25, 1994

                  Notes to Condensed Consolidated Financial                6 - 8
                    Statements

                  Management's Discussion and Analysis of Results of      9 - 12
                    Operations and Financial Condition


PART II.          OTHER INFORMATION AND SIGNATURE                        13 - 15

                        PART I.  FINANCIAL INFORMATION


                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                       March 24,        December 30,
                                                                                         1995              1994
                                                                                      -----------       -----------
                                                                                      (unaudited)
                                                ASSETS
                                                ------
Property and Equipment...........................................................     $  3,022           $  3,156
Investments in Affiliates .......................................................          221                203
Notes Receivable.................................................................           49                 50
Accounts Receivable..............................................................          107                102
Inventories......................................................................           37                 40
Other Assets.....................................................................          189                176
Cash and Cash Equivalents........................................................          244                 95
                                                                                      --------           --------
                                                                                      $  3,869           $  3,822
                                                                                      ========           ========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Debt
  Debt carrying a company guarantee of repayment.................................     $  1,485           $  1,495
  Debt not carrying a company guarantee of repayment.............................          844                764
                                                                                      --------           --------
                                                                                         2,329              2,259

Accounts Payable and Accrued Expenses............................................          204                208
Deferred Income Taxes............................................................          447                453
Other Liabilities................................................................          187                192
                                                                                      --------           --------
     Total Liabilities...........................................................        3,167              3,112
                                                                                      --------           --------
Shareholders' Equity
  Convertible Preferred Stock....................................................            2                 13
  Common Stock, 300 million shares authorized; 158.8 million shares and 153.6 million shares issued and outstanding,
    respectively.................................................................          159                154
  Additional Paid-in Capital.....................................................          491                479
  Retained Earnings..............................................................           50                 64
                                                                                      --------           --------
     Total Shareholders' Equity..................................................          702                710
                                                                                      --------           --------
                                                                                      $  3,869           $  3,822
                                                                                      ========           ========


         - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             TWELVE WEEKS ENDED MARCH 24, 1995 AND MARCH 25, 1994
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                                              1995             1994
                                                                                            --------         --------
REVENUES
  Real estate group
   Hotels...........................................................................        $     97        $      68
   Senior living communities........................................................              --                6
   Net gains (losses) on property transactions......................................               1               --
                                                                                            --------        ---------
                                                                                                  98               74
                                                                                            --------        ---------
  Operating group
   Airports.........................................................................             166              159
   Travel Plazas....................................................................              53               50
   Other............................................................................              14               18
                                                                                            --------        ---------
                                                                                                 233              227
                                                                                            --------        ---------
     Total revenues.................................................................             331              301
                                                                                            --------        ---------

OPERATING COSTS AND EXPENSES
  Real estate group
   Hotels...........................................................................              58               45
   Senior living communities........................................................              --                3
   Other............................................................................               5               --
                                                                                            --------        ---------
                                                                                                  63               48
  Operating group
   Airports.........................................................................             162              155
   Travel Plazas....................................................................              57               55
   Other............................................................................              15               19
                                                                                            --------        ---------
                                                                                                 234              229
                                                                                            --------        ---------
     Total operating costs and expenses.............................................             297              277
                                                                                            --------        ---------
OPERATING PROFIT (LOSS)
  Real estate group.................................................................              35               26
  Operating group...................................................................              (1)              (2)
                                                                                            --------        ---------
  Operating profit before corporate expenses and interest...........................              34               24
Corporate expenses..................................................................             (10)              (7)
Interest expense....................................................................             (49)             (46)
Interest income.....................................................................               5                5
                                                                                            --------        ---------
LOSS BEFORE INCOME TAXES............................................................             (20)             (24)
Benefit for income taxes............................................................               6                6
                                                                                            --------        ---------
NET LOSS............................................................................             (14)             (18)

Dividends on preferred stock........................................................              --               --
                                                                                            --------        ---------
NET LOSS AVAILABLE FOR COMMON STOCK.................................................        $    (14)       $     (18)
                                                                                            ========        =========
LOSS PER COMMON SHARE:

NET LOSS............................................................................        $   (.09)       $    (.12)
                                                                                            ========        =========


         - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             TWELVE WEEKS ENDED MARCH 24, 1995 AND MARCH 25, 1994
                           (UNAUDITED, IN MILLIONS)

                                                                                               1995         1994
                                                                                              ------       ------
OPERATING ACTIVITIES
Net loss...............................................................................       $  (14)      $  (18)
Adjustments to reconcile to cash from operations:
     Depreciation and amortization.....................................................           42           40
     Income taxes......................................................................           (6)         (10)
     Changes in operating accounts.....................................................          (12)          (7)
     Other ............................................................................            9            7
                                                                                              ------       ------

Cash from operations...................................................................           19           12
                                                                                              ------       ------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................          191            8
     Less noncash proceeds.............................................................          (18)          --
                                                                                              ------       ------
Cash received from sales of assets ....................................................          173            8
Acquisitions...........................................................................          (15)         (40)
Acquisition funds held in escrow.......................................................           --           40
Capital expenditures for renewals and replacements.....................................          (12)         (14)
Lodging construction funded by project financing.......................................          (18)         (13)
Other capital expenditures.............................................................          (20)         (19)
Note receivable collections............................................................           37           24
Advances to affiliates, net............................................................          (19)          (5)
Other..................................................................................           --           23
                                                                                              ------       ------
Cash from investing activities.........................................................          126            4

FINANCING ACTIVITIES
Issuances of debt......................................................................           25           15
Issuances of common stock..............................................................            5          235
Scheduled principal repayments.........................................................           (1)         (21)
Debt prepayments.......................................................................          (25)         (32)
                                                                                              ------       ------

Cash from financing activities.........................................................            4          197
                                                                                              ------       ------
INCREASE IN CASH AND CASH EQUIVALENTS..................................................       $  149       $  213
                                                                                              ======       ======



         - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company," formerly Marriott Corporation) have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of March 24, 1995 and December 30, 1994, and the results of operations for the twelve weeks ended March 24, 1995 and March 25, 1994, and cash flows for the twelve weeks ended March 24, 1995 and March 25, 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues for the Real Estate Group represent house profit from the Company's owned hotel properties, lease rentals for the Company's owned senior living communities (for 1994) and gains/losses on property transactions. House profit represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

     House profit generated by the Company's owned hotels for the first quarter of 1995 and 1994 consists of (in millions):

                                                                                   Twelve Weeks Ended
                                                                                 -----------------------
                                                                                 March 24,     March 25,
                                                                                    1995         1994
                                                                                 ---------     ---------
              Sales
                Rooms.......................................................     $    195      $    141
                Food & Beverage.............................................           77            51
                Other.......................................................           17            12
                                                                                 --------      --------
                   Total Hotel Sales........................................          289           204
                                                                                 --------      --------

              Department Costs
                Rooms.......................................................           49            37
                Food & Beverage.............................................           61            40
                Other.......................................................           10             6
                                                                                 --------      --------
                   Total Department Costs...................................          120            83
                                                                                 --------      --------

              Department Profit.............................................          169           121
              Other Deductions..............................................           72            53
                                                                                 --------      --------
                   House Profit.............................................     $     97      $     68
                                                                                 ========      ========

     The Company's assets are primarily related to its Real Estate Group and, accordingly, the balance sheet has been presented in a non-classified format.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve weeks ended March 24, 1995 and March 25, 1994, respectively, as they are antidilutive. Accordingly, the weighted average shares were 156.2 million and 146.9 million for the twelve weeks ended March 24, 1995 and March 25, 1994, respectively.

4. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net losses of affiliates of $1 million for each of the twelve weeks ended March 24, 1995 and March 25, 1994 is included in other operating expenses for the Real Estate Group.

     Combined summarized operating results reported by affiliates follow:


                                                                                      Twelve Weeks Ended
                                                                                   -------------------------
                                                                                    March 24,       March 25,
                                                                                     1995             1994
                                                                                   ---------        ---------
                                                                                          (in millions)
         Revenues.........................................................           $   185          $   156
         Operating expenses:
            Cash charges (including interest).............................              (120)            (106)
            Depreciation and other noncash charges........................               (64)             (79)
                                                                                     -------          -------
               Income (loss) before extraordinary item....................                 1              (29)
               Extraordinary item - forgiveness of debt...................                --               46
                                                                                     -------          -------
               Net income.................................................           $     1          $    17
                                                                                     =======          =======

5. During the first quarter of 1995, the Company sold and leased back 21 of its Courtyard properties to a real estate investment trust (REIT) for $179 million. During the second quarter of 1995, the Company entered into an agreement to sell and lease back an additional 17 Courtyards to the REIT for $163 million. Ten percent of the sale amount of both transactions is deferred. The REIT also has an option, expiring in June 1996, to buy and lease back up to 16 of the remaining Courtyard properties. The leases provide the Company with the ability to realize a substantial portion of the future cash flows from these properties.

6. Certain senior notes are required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales and 100% of net refinancing proceeds. Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company has initiated the process for redemption of $82 million of senior notes and has initiated an offer to repurchase up to an additional $41 million of senior notes in the second quarter of 1995. The Company will make further redemptions and offers to repurchase as and when necessary based on future net proceeds from qualifying assets. Beginning in 1995, the Line of Credit with Marriott

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     International requires payments to the extent of certain available excess cash flow, as defined.

7. In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million.

8. During the first quarter of 1995, approximately 219,500 depository shares of convertible preferred stock were converted into approximately 4.2 million shares of common stock. At March 24, 1995, approximately 38,500 depository shares of convertible preferred stock are outstanding, which are convertible into approximately 737,000 shares of common stock.

9. On March 29, 1995, the Company announced that it intends to evaluate the strategic fit of its Operating Group with the Company's real estate operations and is now examining possible alternatives for restructuring of the relationship between these two businesses. Such possibilities could include (among other things) the separate financing and/or the potential spin-off of the Operating Group. The Company is continuing to investigate its options with respect to such transactions. However, it is also possible that the Company will determine not to pursue any such course of action.

10. In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt SFAS No. 121 during 1995. Management is still developing its plan of adoption but believes that it will be required to record an adjustment for impairment of certain of its leasehold improvement assets in the range of $21 million to $27 million after taxes.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

The Company reported revenues of $331 million for the 1995 first quarter, a $30 million, or 10%, improvement over 1994 first quarter results. Operating profit increased $10 million, or 42%, for the quarter to $34 million. The Company's net loss decreased from $18 million ($.12 per share) in 1994 to $14 million ($.09 per share) in 1995.

The REAL ESTATE GROUP posted a $24 million, or 32%, increase in revenues to $98 million and a $9 million, or 35%, increase in operating profit to $35 million. The Real Estate Group's operating profit increase is due primarily to improved lodging results and the addition of 21 full-service hotel properties during 1994 and 1995, partially offset by the impact of the 1994 sale of the Company's senior living communities and 26 of its 30 Fairfield Inns.

Hotel revenues for the Real Estate Group increased $29 million, or 43%, to $97 million and hotel operating profit increased $16 million, or 70%, to $39 million, as all four of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR"). As the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. The hotels added by the Company in 1994 and 1995 provided $25 million and $13 million of revenue and operating profit, respectively, in the first quarter of 1995. Excluding the impact of the addition of 21 full-service properties and the sale of the 26 Fairfield Inns, hotel revenues increased $11 million (17%) and operating profit increased $6 million (32%) over 1994 on a comparable basis.

Overall first quarter revenue and operating profit for most of the Company's full-service Hotels, Resorts and Suites were improved or comparable to first quarter 1994 results. Improved results were driven by strong increases in REVPAR of 7% for comparable units. On a comparable basis, average room rates increased 9%, while average occupancy decreased over one percentage point. Several hotels, including the New York Marriott Marquis and the Fort Lauderdale Marina Marriott, posted significant improvements in operating profit by changing the mix of business to higher rated transient business.

The Company's moderate-priced lodging properties, Courtyard, reported significant increases in operating profit in 1995. Courtyard's REVPAR increased 8% over the first quarter of 1994 fueled by an 8% increase in average room rates and a slight decrease in average occupancy.

Residence Inn, the Company's extended-stay lodging properties, reported a 9% increase in REVPAR due primarily to an increase in average room rates of 7%, combined with a two percentage point increase in average occupancy.

In the third quarter of 1994, the Company sold 26 of its 30 Fairfield Inns for $114 million. The first quarter 1995 revenues and operating profit for the four remaining Fairfield Inns were comparable to 1994. On April 28, 1995, the Company sold its four remaining Fairfield Inns to the same party for approximately $6 million in cash.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The OPERATING GROUP generated a $6 million, or 3%, increase in revenues over 1994 to $233 million and the operating loss of $1 million represented a $1 million improvement over 1994. Airport revenues increased $7 million to $166 million for the 1995 first quarter. Revenues and operating profit for 1995 benefited from enplanement growth; however, the 1994 first quarter benefited from severe winter weather conditions, which boosted sales as a result of flight delays. Travel Plazas posted modest increases in sales over last year's performance due to mild weather in 1995. Overall, increased Operating Group profits driven by sales growth were offset by higher food and employee costs.

The Company's interest expense increased by 7% to $49 million in 1995 due to additional debt incurred in connection with the 1994 and 1995 full-service hotel acquisitions and the decreased benefit from the Company's interest rate swap agreements, partially offset by the impact of the 1994 bond redemptions.

EBITDA
- ------

The Company's consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $11 million, or 16%, to $78 million over 1994 amounts. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets. EBITDA measures the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating performance or any other performance measure prescribed by generally accepted accounting principles.

The Real Estate Group reported EBITDA of $67 million for the first quarter of 1995, a $13 million, or 24%, increase over 1994 results. Hotel EBITDA increased $21 million, or 44%, to $69 million. All of the lodging concepts reported higher EBITDA for comparable units. Full-service EBITDA increased $22 million, or 81%, to $49 million. On a comparable basis, full-service EBITDA increased 20%.

The Company's Operating Group contributed $13 million and $14 million, respectively, of EBITDA in the 1995 and 1994 first quarters. The decrease in Operating Group EBITDA is principally due to higher food and employee costs.

CASH FLOWS AND FINANCIAL CONDITION
- ----------------------------------

The Company reported an increase in cash and cash equivalents of $149 million during the first quarter of 1995. The increase is primarily due to proceeds from the sale of certain assets, cash from operations and issuances of debt, partially offset by the use of funds to acquire one full-service hotel, repay debt, and fund capital expenditures.

Cash flow from operations increased $7 million to $19 million in the 1995 first quarter due to improved lodging results.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash from investing activities increased $122 million to $126 million in 1995, including $173 million in sales proceeds, principally from the sale/leaseback of 21 of its Courtyard properties, and notes receivable sales and collections of $37 million. These sources of cash from investing activities are partially offset by capital expenditures of $50 million, primarily related to the construction of two full-service properties, one Residence Inn, and renewals and replacements on existing properties, $15 million for the full-service hotel acquisition, and $18 million for the purchase of a note receivable of an affiliate from a third party.

Cash from financing activities decreased $193 million to $4 million in the 1995 first quarter, including a $15 million draw under the Acquisitions Revolver for the acquisition of one full-service hotel, $10 million of mortgage financing for the construction of the Philadelphia Marriott Hotel, and issuances of common stock of $5 million, partially offset by a $20 million paydown on the $630 million Line of Credit from Marriott International, a $5 million paydown on the $230 million Acquisitions Revolver, and other debt repayments of $1 million. At March 24, 1995, $143 million was outstanding under the Line of Credit, and $177 million was outstanding under the Acquisitions Revolver .

In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million. The Company may seek additional financing in connection with further acquisitions, including debt secured by properties acquired. Management believes it will have adequate sources of funding to permit it to pursue its acquisition strategies.

The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $3 billion at March 24, 1995 ($1.5 billion of which had not been pledged or mortgaged). In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved.

Under the terms of the Hospitality Note Indenture, Hospitality is obligated to use 50% of the net proceeds of asset sales to prepay senior notes on a pro-rata basis and must offer to utilize an additional 25% of the net proceeds to make additional senior note prepayments on a pro-rata basis. Based on proceeds from asset sales in the first quarter of 1995, the Company has initiated the process for redemption of $82 million of senior notes and has initiated an offer to repurchase up to an additional $41 million of senior notes in the second quarter of 1995. The Company will make further redemptions as, and when, necessary based on future net proceeds from qualifying asset sales.

On March 29, 1995, the Company announced that it intends to evaluate the strategic fit of its Operating Group with the Company's real estate operations and is now examining possible alternatives for restructuring of the relationship between these two businesses. Such possibilities could include (among other things) the separate financing and/or the potential spin-off of the Operating Group. The Company is continuing to investigate its options with respect to such transactions. However, it is also possible that the Company will determine not to pursue any such course of action.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt SFAS No. 121 in 1995. Management is still developing its plan of adoption but believes that it will be required to record an adjustment for impairment of certain of its leasehold improvement assets in the range of $21 million to $27 million after taxes.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A group of bondholders (the "PPM Group"), purported to have at one time owned approximately $120 million of Senior Notes, continues to allege that laws have been violated in connection with the sale, by the Company, of certain series of its Senior Notes and debentures and the Company's subsequent announcement of its intention to proceed with the Distribution. The PPM Group initially claimed damages of approximately $30 million.

In September 1994, the Company settled with certain members of the PPM Group whose claims represented about 40% of the PPM Group's aggregate claims. The claims of the remainder of the PPM Group went to trial in September 1994, and in October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for summary judgement to dismiss the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995. The Company believes that all claims of the PPM Group are without merit and that the appeal will not be successful.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5.  OTHER INFORMATION

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit:

    #11 Statement Re: Computation of Loss Per Common Share

b.  Reports on Form 8-K:

    The Company filed a Form 8-K on April 4, 1995 related to the resignation of Stephen F. Bollenbach as President and Chief Executive Officer of the Company.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 HOST MARRIOTT CORPORATION






May 8, 1995                                      /s/ Jeffrey P. Mayer
- -----------                                      -------------------------
   Date                                          Jeffrey P. Mayer
                                                 Senior Vice President, Finance
                                                 and Corporate Controller
                                                 (Chief Accounting Officer)