Form 10-Q
period 1995-06-16
HOST MARRIOTT CORP
filed 1995-07-31
CIK 314733

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



For the Quarter Ended June 16, 1995         Commission File No. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817

                                 (301) 380-9000


       Delaware                                                53-0085950
- --------------------------                               -----------------------
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

                                                           Yes   X     No
                                                               -----      -----


                                                  Shares outstanding
      Class                                         at July 14, 1995
- ---------------------                               ----------------
Common Stock, $1.00
par value per share                                      158,944,000
                                                         -----------

================================================================================

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                    Page
                                                                     No.
                                                                    ----
Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                     3
            June 16, 1995 and December 30, 1994

          Condensed Consolidated Statements of Operations -         4 - 7
            Twelve Weeks and Twenty-four Weeks Ended
            June 16, 1995 and June 17, 1994

          Condensed Consolidated Statements of Cash Flows -           8
            Twenty-four Weeks Ended June 16, 1995 and
            June 17, 1994

          Notes to Condensed Consolidated Financial                 9 - 12
            Statements

          Management's Discussion and Analysis of Results of       13 - 17
            Operations and Financial Condition

Part II.  OTHER INFORMATION AND SIGNATURE                          18 - 19

                         PART I.  FINANCIAL INFORMATION

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                              June 16,    December 30,
                                                                1995         1994
                                                              ---------   ------------
                                                             (unaudited)
                                    ASSETS
                                    ------

Property and Equipment.......................................  $3,044        $3,156
Investments in Affiliates....................................     208           203
Notes Receivable.............................................      48            50
Accounts Receivable..........................................     104           102
Inventories..................................................      38            40
Other Assets.................................................     179           176
Cash and Cash Equivalents....................................     128            95
                                                               ------        ------
                                                               $3,749        $3,822
                                                               ======        ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
 Debt carrying a company guarantee of repayment..............  $1,424        $1,495
 Debt not carrying a company guarantee of repayment..........     866           764
                                                               ------        ------
                                                                2,290         2,259

Accounts Payable and Accrued Expenses........................     164           208
Deferred Income Taxes........................................     438           453
Other Liabilities............................................     186           192
                                                               ------        ------
   Total Liabilities.........................................   3,078         3,112
                                                               ------        ------


Shareholders' Equity
 Convertible Preferred Stock.................................       1            13
 Common Stock, 300 million shares authorized; 158.4 million
  shares and 153.6 million shares issued, respectively.......     158           154
 Additional Paid-in Capital..................................     492           479
 Retained Earnings...........................................      20            64
                                                               ------        ------
   Total Shareholders' Equity................................     671           710
                                                               ------        ------
                                                               $3,755        $3,822
                                                               ======        ======

          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 16, 1995 and June 17, 1994
           (unaudited, in millions, except per common share amounts)

                                                              1995       1994
                                                            ---------  --------
REVENUES
 Real estate group
   Hotels...................................................   $ 116     $  82
   Senior living communities................................       -         5
   Net gains (losses) on property transactions).............      (9)        3
                                                               -----     -----
                                                                 107        90
                                                               -----     -----
 Operating group
   Airports.................................................     176       166
   Travel Plazas............................................      71        71
   Other....................................................      15        32
                                                               -----     -----
                                                                 262       269
                                                               -----     -----
Total revenues..............................................     369       359
                                                               -----     -----

OPERATING COSTS AND EXPENSES
 Real estate group
   Hotels...................................................      60        43
   Senior living communities................................       -         1
   Other....................................................       3         2
                                                               -----     -----
                                                                  63        46
                                                               -----     -----
 Operating group
   Airports.................................................     167       156
   Travel Plazas............................................      69        68
   Other....................................................      14        36
                                                               -----     -----
                                                                 250       260
                                                               -----     -----
Total operating costs and expenses..........................     313       306
                                                               -----     -----

OPERATING PROFIT
  Real estate group.........................................      44        44
  Operating group...........................................      12         9
                                                               -----     -----
   Operating profit before corporate expenses and interest..      56        53
Corporate expenses..........................................     (11)      (10)
Interest expense............................................     (52)      (49)
Interest income.............................................       8         6
                                                               -----     -----

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM.........................................       1         -
Provision for income taxes..................................      (4)        -
                                                               -----     -----

LOSS BEFORE EXTRAORDINARY ITEM..............................      (3)        -
Extraordinary item - loss on extinguishment of debt
 (net of income taxes of $14 million).......................     (27)        -
                                                               -----     -----
NET LOSS....................................................   $ (30)    $   -
                                                               =====     =====


          - See Notes to Condensed Consolidated Financial Statements -

- - Continued -

                                                                1995      1994
                                                               ------    ------
INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................   $(.02)    $   -
Extraordinary item - loss on extinguishment of debt
  (net of income taxes).....................................    (.17)        -
                                                               -----     -----

NET INCOME (LOSS)...........................................   $(.19)    $   -
                                                               =====     =====

          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four weeks ended June 16, 1995 and June 17, 1994
           (unaudited, in millions, except per common share amounts)


                                                              1995      1994
                                                            --------  ---------
REVENUES
 Real estate group
   Hotels...................................................  $ 213      $ 150
   Senior living communities................................      -         11
   Net gains (losses) on property transactions..............     (8)         3
                                                              -----      -----
                                                                205        164
                                                              -----      -----
 Operating group
   Airports.................................................    342        325
   Travel Plazas............................................    124        121
   Other....................................................     29         50
                                                              -----      -----
                                                                495        496
                                                              -----      -----
Total revenues..............................................    700        660
                                                              -----      -----

OPERATING COSTS AND EXPENSES
 Real estate group
   Hotels...................................................    118         87
   Senior living communities................................      -          4
   Other....................................................      8          2
                                                              -----      -----
                                                                126         93
                                                              -----      -----
 Operating group
   Airports.................................................    329        311
   Travel Plazas............................................    126        123
   Other....................................................     29         56
                                                              -----      -----
                                                                484        490
                                                              -----      -----
Total operating costs and expenses..........................    610        583
                                                              -----      -----

OPERATING PROFIT
  Real estate group.........................................     79         71
  Operating group...........................................     11          6
                                                              -----      -----
   Operating profit before corporate expenses and interest..     90         77
Corporate expenses..........................................    (21)       (17)
Interest expense............................................   (101)       (95)
Interest income.............................................     13         11
                                                              -----      -----

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.............    (19)       (24)
Benefit for income taxes....................................      2          6
                                                              -----      -----

LOSS BEFORE EXTRAORDINARY ITEM..............................    (17)       (18)
Extraordinary item - loss on extinguishment of debt
 (net of income taxes of $14 million).......................    (27)         -
                                                              -----      -----
NET LOSS....................................................  $ (44)     $ (18)
                                                              =====      =====

          - See Notes to Condensed Consolidated Financial Statements -

- - Continued -


                                                               1995       1994
                                                              ------     ------
LOSS PER COMMON SHARE:

LOSS BEFORE EXTRAORDINARY ITEM..............................  $(.11)     $(.12)
Extraordinary item - loss on extinguishment of debt
  (net of income taxes).....................................   (.17)         -
                                                              -----      -----

NET LOSS....................................................  $(.28)     $(.12)
                                                              =====      =====

          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four weeks ended June 16, 1995 and June 17, 1994
                            (unaudited, in millions)


                                                                1995      1994
                                                              --------  --------
OPERATING ACTIVITIES
Net loss....................................................  $   (44)    $ (18)
Extraordinary loss on extinguishment of debt, net of taxes..       27         -
                                                              -------     -----
   Loss before extraordinary item...........................      (17)      (18)
Adjustments to reconcile to cash from operations:
   Depreciation and amortization............................       84        82
   Income taxes.............................................       (4)      (11)
   Limited service valuation adjustment.....................       10         -
   Changes in operating accounts............................      (31)      (19)
   Other....................................................       14         8
                                                              -------     -----

Cash from operations........................................       56        42
                                                              -------     -----

INVESTING ACTIVITIES
Proceeds from sales of assets...............................      190       201
   Less noncash proceeds....................................      (18)        -
                                                              -------     -----
Cash received from sales of assets..........................      172       201
Acquisitions................................................      (45)      (93)
Acquisition funds held in escrow............................        -        40
Capital expenditures:
   Capital expenditures for renewals and replacements.......      (34)      (33)
   Lodging construction funded by project financing.........      (25)      (29)
   Other capital expenditures...............................      (37)      (38)
Note receivable collections.................................       40        28
Purchases of short-term marketable securities...............        -       (90)
Advances to affiliates, net.................................       (5)       (3)
Other.......................................................       14       (41)
                                                              -------     -----

Cash from (used in) investing activities....................       80       (58)
                                                              -------     -----

FINANCING ACTIVITIES
Issuances of debt...........................................    1,088        27
Issuances of common stock...................................        7       235
Scheduled principal repayments..............................      (94)      (35)
Debt prepayments............................................   (1,104)      (72)
                                                              -------     -----

Cash from (used in) financing activities....................     (103)      155
                                                              -------     -----

INCREASE IN CASH AND CASH EQUIVALENTS.......................  $    33     $ 139
                                                              =======     =====


          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of June 16, 1995 and December 30, 1994, the results of operations for the twelve and twenty-four weeks ended June 16, 1995 and June 17, 1994, and cash flows for the twenty-four weeks ended June 16, 1995 and June 17, 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues for the Real Estate Group represent house profit from the Company's hotel properties, lease rentals for the Company's senior living communities (for 1994) and gains/losses on property transactions. House profit represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

    House profit generated by the Company's hotels for 1995 and 1994 consists of:

                                Twelve Weeks Ended   Twenty-four Weeks Ended
                               --------------------  -----------------------
                               June 16,    June 17,    June 16,    June 17,
                                 1995        1994        1995        1994
                               --------    --------    --------    --------
                                               (in millions)
Sales
  Rooms....................      $ 209       $ 154        $ 404       $ 295
  Food & Beverage..........         82          56          159         107
  Other....................         18          12           35          24
                                 -----       -----        -----       -----
   Total Hotel Sales.......        309         222          598         426
                                 -----       -----        -----       -----

Department Costs
  Rooms....................         50          37           99          74
  Food & Beverage..........         63          43          124          83
  Other....................          8           6           18          12
                                 -----       -----        -----       -----
   Total Department Costs..        121          86          241         169
                                 -----       -----        -----       -----

Department Profit..........        188         136          357         257
Other Deductions...........         72          54          144         107
                                 -----       -----        -----       -----
   House Profit............      $ 116       $  82        $ 213       $ 150
                                 =====       =====        =====       =====

3. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve and twenty-four weeks ended June 16, 1995 and June 17, 1994, as they are antidilutive. Accordingly, the weighted average shares were 158.7 million and 152.3 million for the twelve weeks ended June 16, 1995 and June 17, 1994, respectively, and 157.4 million and 149.6 million for the twenty-four weeks then ended, respectively.

4. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net income (losses) of affiliates was income of $1 million for the twelve weeks ended June 17, 1994, and a loss of $1 million and income of $1 million, respectively, for the twenty-four weeks ended June 16, 1995 and June 17, 1994, and is included in other operating expenses for the Real Estate Group. For the twelve weeks ended June 16, 1995, the Company's equity in net income of affiliates was not significant.

    Combined summarized operating results reported by affiliates follow:

                                Twelve Weeks Ended   Twenty-four Weeks Ended
                               --------------------  -----------------------
                               June 16,    June 17,    June 16,    June 17,
                                 1995        1994        1995        1994
                               --------    --------    --------    --------
                                               (in millions)
Revenues...................      $ 190       $ 183        $ 375       $ 340
Operating expenses:
 Cash charges (including
  interest)................       (120)       (127)        (240)       (235)
 Depreciation and other
  noncash charges..........        (62)        (60)        (126)       (139)
                                 -----       -----        -----       -----
   Income (loss) before
    extraordinary item.....          8          (4)           9         (34)
   Extraordinary item -
    forgiveness of debt....         --          52           --          99
                                 -----       -----        -----       -----
   Net income..............      $   8       $  48        $   9       $  65
                                 =====       =====        =====       =====


5. During the first quarter of 1995, the Company sold and leased back 21 of its Courtyard properties to a real estate investment trust (REIT) for $179 million. During the second quarter of 1995, the Company entered into an agreement to sell and lease back an additional 16 Courtyard properties to the REIT for $150 million. Management anticipates that the sale and leaseback transaction for the 16 properties will be completed in the third quarter of 1995. Ten percent of the sale amount of both transactions is deferred. The REIT also has an option, expiring in June 1996, to buy and lease back up to 17 of the remaining Courtyard properties.

6. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale. While management expects to sell these properties as part of one or more portfolios, the Company has recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values. These properties have a net book value of $474 million at June 16, 1995.

7. In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million. In the second quarter of 1995, the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel for $50 million, $19 million of which was financed through the assumption of an existing first mortgage loan. In the third quarter of 1995, the Company acquired

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    Marriott's Grand Hotel in Point Clear, Alabama for $27 million, $24 million of which was financed by a first mortgage loan provided by Marriott International.

8. During the first and second quarters of 1995, approximately 242,800 depository shares of convertible preferred stock were converted into approximately 4.7 million shares of common stock. At June 16, 1995, approximately 15,000 depository shares of convertible preferred stock were outstanding, which are convertible into approximately 288,000 shares of common stock.

9. The Company repaid the old Series I Notes (with a principal balance of $87 million) upon their maturity on May 24, 1995 with a draw on its line of credit (the "Line of Credit") with Marriott International. Additionally, and pursuant to the then-existing bond indenture, bonds issued by Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned, indirect subsidiary of the Company, were required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales (at par) and 100% of net refinancing proceeds (generally at 103% of the principal amount). Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company redeemed $100 million of Hospitality bonds in the second quarter of 1995.

    On May 25, 1995, two wholly-owned subsidiaries of Hospitality issued an aggregate $1 billion of debt in two concurrent offerings to several initial purchasers (the "Bond Offerings"). HMH Properties, Inc. ("Properties"), the owner of 71 of the Company's 100 lodging properties, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of the Company's food, beverage and merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their subsidiaries. The bonds were issued at par and carry a 9.5% coupon rate with a final maturity of May 2005. The net proceeds to the Company, after deducting commissions, totalled $974 million. The net proceeds from the Bond Offerings were used to defease, and subsequently redeem, all of Hospitality's remaining bonds and to pay down the Line of Credit to $15 million. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in the second quarter of 1995 of approximately $41 million ($27 million after taxes), primarily representing premiums of $20 million paid on the redemptions and the write-off of deferred fees and discounts on the Hospitality bonds.

10. During the third quarter of 1995, the Company replaced its $630 million Line of Credit with Marriott International with a new $225 million revolving line of credit (the "New Line of Credit") with Marriott International. The New Line of Credit bears interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and matures in June 1998. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit.

11. The Company has been evaluating the strategic fit of its Operating Group with the Company's real estate operations and is actively exploring alternatives for changing the relationship between these two businesses. These alternatives include the potential spin-off of the Operating Group through a tax-free special dividend to the Company's existing shareholders. However, it is also possible that the Company will determine not to pursue any such course of action.

12. In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting for Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    SFAS No. 121 during 1995. Management is still developing its plan of adoption but believes that it will be required to record an adjustment for impairment of certain of its leasehold improvement assets in the Operating Group in the range of $21 million to $27 million after taxes.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations
- ---------------------

The Company reported revenues of $369 million for the 1995 second quarter, a $10 million or 3% improvement over 1994. Year-to-date revenues rose $40 million, or 6%, to $700 million. Operating profit increased $3 million, or 6%, to $56 million in the 1995 second quarter. Year-to-date operating profit rose $13 million, or 17%, to $90 million.

The Real Estate Group posted a $17 million, or 19%, increase in revenues to $107 million in the 1995 second quarter and a $41 million, or 25%, increase to $205 million for year-to-date 1995. The Real Estate Group's operating profit of $44 million for the second quarter of 1995 was consistent with the 1994 second quarter. Year-to-date Real Estate Group operating profit increased by $8 million, or 11%, to $79 million. The Real Estate Group's operating profit was impacted by:

 .  the addition of 22 full-service hotel properties during 1994 and 1995;

 .  improved lodging results;

 .  the 1995 sale and leaseback of 21 of the Company's Courtyard properties;

 . a $10 million charge in the 1995 second quarter to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value;

 .  the 1994 sale of the Company's senior living communities; and

 .  the 1994 and 1995 sales of the Company's Fairfield Inns.


Hotel revenues for the Real Estate Group increased $34 million, or 41%, to $116 million in the 1995 second quarter and $63 million, or 42%, to $213 million for year-to-date 1995. Hotel operating profit increased $17 million, or 44%, to $56 million in the 1995 second quarter and $32 million, or 51%, to $95 million for year-to-date 1995, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR"). As the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. The hotels added by the Company in 1994 and 1995 provided $32 million and $53 million of revenue and $17 million and $26 million of operating profit, respectively, in the second quarter of 1995 and year-to-date 1995. Excluding the impact of the additional 22 full-service properties, the sales of the Fairfield Inns, and the sale and leaseback of 21 Courtyards, comparable hotel revenues increased $4 million
(6%) and $16 million (13%) and comparable operating profit increased $4 million (17%) and $11 million (22%) in the second quarter and year-to-date, respectively, over 1994.

Overall second quarter and year-to-date revenue and operating profit for nearly all of the Company's full-service Hotels, Resorts and Suites were improved or comparable to second quarter 1994 results. Improved results were driven by strong increases in REVPAR of 7% for comparable units for both the quarter and year-to-date. On a comparable basis, average room rates increased 10% and 9% for the quarter and year-to-date, respectively, while average occupancy decreased two percentage points for both periods. Several hotels, including the New York Marriott Marquis, Fort Lauderdale Marina Marriott and the Miami Airport Marriott, posted significant improvements in operating profit.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Courtyard, the Company's moderate-priced lodging concept, reported an 8% increase in REVPAR for the quarter and 8% year-to-date, fueled by an 8% increase in average room rates, while average occupancy decreased slightly for the quarter and year-to-date.

Residence Inn, the Company's extended-stay lodging concept, reported a 9% increase in REVPAR for both the quarter and year-to-date due primarily to an increase in average room rate of 8% and 7% for the quarter and year-to-date, respectively, combined with a one percentage point increase in average occupancy for the same periods.

In the third quarter of 1994, the Company sold 26 of its 30 Fairfield Inns for $114 million and in the second quarter of 1995, the Company sold its four remaining Fairfield Inns to the same buyer for $6 million. Through their disposition, 1995 revenues and operating profit for the four remaining Fairfield Inns were comparable to 1994.

Operating Group revenues decreased $7 million, to $262 million, in the 1995 second quarter and $1 million, to $495 million, year-to-date. Operating profit for the Operating Group increased $3 million, or 33%, to $12 million for the 1995 second quarter and $5 million, or 83%, to $11 million year-to-date. Year-over-year comparisons are impacted by the 1994 second quarter transfer of the Company's rights under an unprofitable concessions contract to a third party and the 1994 second quarter reduction in the Company's general liability and workers' compensation self-insurance program reserves. Excluding these items, operating profit for the 1995 second quarter decreased by $1 million and increased by $1 million year-to-date.

Airport revenues increased $10 million, to $176 million, for the quarter and $17 million, to $342 million, year-to-date. Airport revenues benefited from 4% enplanement growth and new contract revenues generated in three airports which exceeded lost revenues on several expired contracts. Travel Plazas' revenues of $71 million for the 1995 second quarter were consistent with the prior year and increased $3 million to $124 million year-to-date due to mild weather in the first quarter of 1995. Operating profit generated by increased revenues was unfavorably impacted by higher food, merchandise and other supply costs. Other Operating Group revenues decreased for the 1995 second quarter and year-to-date due to the 1994 second quarter transfer of a contract to a third party and the expiration of certain other contracts.

The Company's interest expense increased by 6% to $52 million in the 1995 second quarter and 6% to $101 million year-to-date due to the additional debt incurred in connection with the 1994 and 1995 full-service hotel acquisitions, increased interest rates on the Company's variable rate debt, and the decreased benefit from the Company's interest rate swap agreements, which was partially offset by the impact of the 1994 bond redemptions.

In connection with the redemption and defeasance of certain of the Company's debt in the second quarter of 1995, the Company recognized an extraordinary loss of $41 million ($27 million after taxes), primarily representing premiums of $20 million paid on the redemptions and the write-off of deferred financing fees and discounts on the debt.

EBITDA
- ------

The Company's consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $8 million, or 8%, to $107 million in the 1995 second quarter and $19 million, or 11%, to $185 million year-to-date. The Company considers EBITDA to be an indicative

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data is used by certain investors to determine the Company's ability to meet debt service requirements. EBITDA measures the Company's ability to service debt, fund capital expenditures and expand the business, however, such information should not be considered as an alternative to net income, operating profit or any other performance measure prescribed by generally accepted accounting principles.

The Real Estate Group reported EBITDA of $81 million, a $9 million, or 13%, increase for the 1995 second quarter over 1994 results and $148 million, a $22 million, or 17%, increase year-to-date. Hotel EBITDA for comparable units increased $6 million, or 10%, for the 1995 second quarter and $12 million, or 13%, year-to-date. All of the lodging concepts reported higher EBITDA for comparable units. Full-service EBITDA increased $26 million, or 68%, to $63 million for the quarter and $48 million, or 74%, to $112 million year-to-date. On a comparable basis, full-service EBITDA increased 12% for the quarter and 15% year-to-date.

The Company's Operating Group contributed $27 million of EBITDA in the 1995 second quarter and $40 million year-to-date, compared to $27 million and $41 million, respectively, of EBITDA for 1994. The year over year comparison reflects the impact of higher enplanements in 1995 offset by higher food, merchandise and supply costs without corresponding price increases.

Cash Flows and Financial Condition
- ----------------------------------

The Company reported an increase in cash and cash equivalents of $33 million during the first half of 1995. This increase is primarily due to proceeds from the sale of certain assets, cash from operations, and issuances of debt offset by the use of funds to acquire two full-service properties, repay debt, and fund capital expenditures. Cash flow from operations increased $14 million, to $56 million, for 1995 primarily due to improved lodging results.

Cash from investing activities increased $138 million to $80 million in 1995, including $172 million in net sales proceeds, principally from the sale/leaseback of 21 of the Company's Courtyard properties and the sale of its four remaining Fairfield Inns, and notes receivable sales and collections of $40 million. These sources of cash from investing activities were partially offset by capital expenditures of $96 million, primarily related to the construction of two full-service properties, one Residence Inn, and renewals and replacements on existing properties, $45 million for two full-service hotel acquisitions, and $5 million for the net purchase of a note receivable of an affiliate from a third party.

Cash used in financing activities increased $258 million to $103 million in 1995. Issuances of debt include the net proceeds of $973 million from the issuance of senior notes, $87 million of borrowings under the Line of Credit, $13 million of mortgage financing for the construction of the Philadelphia Marriott Hotel, and a $15 million draw under the Acquisitions Revolver for the acquisition of one full-service hotel. Scheduled principal repayments primarily represent the repayment of the old Series I Notes. Debt prepayments include the defeasance and redemption of $844 million of senior notes and the related $20 million in redemption premiums, $235 million of payments on the Line of Credit, and a $5 million payment on the Acquisition Revolver.

In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million. In the second quarter of 1995, the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel for $50 million, $19 million of which was financed through the assumption of

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


the existing first mortgage. The Company may seek additional financing in connection with further acquisitions, including debt secured by properties acquired. Management believes it will have adequate sources of funding to permit it to pursue its acquisition strategies. Under the indenture for the new senior notes, proceeds from the sale of assets may now be used for the acquisition of new properties under certain conditions.

The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $3 billion at June 16, 1995 ($1.5 billion of which had not been pledged or mortgaged). In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values.

The Company repaid the old Series I Notes (with a principal balance of $87 million) upon their maturity on May 24, 1995 with a draw on the Line of Credit. Additionally, and pursuant to the then-existing bond indenture, bonds issued by Hospitality were required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales (at par) and 100% of net refinancing proceeds (generally at 103% of the principal amount). Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company redeemed $100 million of Hospitality bonds in the second quarter of 1995.

On May 25, 1995, two wholly-owned subsidiaries of Hospitality issued an aggregate $1 billion of debt in two concurrent offerings to several initial purchasers (the "Bond Offerings"). HMH Properties, Inc. ("Properties"), the owner of 71 of the Company's 100 lodging properties, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of the Company's food, beverage and merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their subsidiaries. The bonds were issued at par and carry a 9.5% coupon rate with a final maturity of May 2005. The net proceeds to the Company, after deducting commissions, totalled $974 million. The net proceeds from the Bond Offerings were used to defease, and subsequently redeem, all of Hospitality's remaining bonds and to pay down the Line of Credit to $15 million.

During the third quarter of 1995, the Company replaced the $630 million Line of Credit with a new $225 million revolving line of credit (the "New Line of Credit") with Marriott International. The New Line of Credit bears interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and matures in June 1998. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit.

The Company has been evaluating the strategic fit of its Operating Group with the Company's real estate operations and is actively exploring alternatives for changing the relationship between these two businesses. These alternatives include the potential spin-off of the Operating Group through a tax-free special dividend to the Company's existing shareholders. However, it is also possible that the Company will determine not to pursue any such course of action.

In the first quarter of 1995, the Company adopted SFAS No 114, "Accounting for Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt SFAS No. 121 in 1995.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Management is still developing its plan of adoption but believes that it will be required to record an adjustment for impairment of certain of its leasehold improvement assets in the Operating Group in the range of $21 million to $27 million, after taxes.

                          PART II.  OTHER INFORMATION
                          ---------------------------


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


Item 4.  Submission of Matters to a Vote of Security Holders

    None.


Item 5.  Other Information

    The Company has entered into an agreement with its former president and chief executive officer, Stephen F. Bollenbach, to provide financial and strategic planning consulting services. The consulting agreement expires on May 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibit:

    #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

b.  Reports on Form 8-K:

    . April 4, 1995 -- Report of the announcement of the resignation of Stephen
      F. Bollenbach as President and Chief Executive Officer of the Company.

    . May 15, 1995 -- Report of the announcement that two of the Company's subsidiaries intend to issue $1 billion of debt in two concurrent offerings.

    . May 25, 1995 -- Report of the announcement that two of the Company's subsidiaries closed the previously announced $1 billion of debt offerings.

    . July 3, 1995 -- Report of the announcement that the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel.

    . July 17, 1995 -- Report that the Company entered into a new $225 million revolving line of credit with Marriott International, replacing the previous $630 million line of credit with Marriott International.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HOST MARRIOTT CORPORATION



July 31, 1995                        /s/ Jeffrey P. Mayer
- -------------                        --------------------------------
    Date                             Jeffrey P. Mayer
                                     Senior Vice President, Finance
                                     and Corporate Controller
                                     (Chief Accounting Officer)