Form 10-Q/A
period 1995-06-16
HOST MARRIOTT CORP
filed 1995-08-10
CIK 314733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                Amendment No. 1

                                      to

                                   FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 16, 1995         Commission File No. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817

                                 (301) 380-9000


       Delaware                                                53-0085950
--------------------------                               -----------------------
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


                                                  Shares outstanding
      Class                                         at July 14, 1995
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


    #27 Financial Data Schedule for quarter ended June 16, 1995

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




                                     HOST MARRIOTT CORPORATION



August 10, 1995                       /s/ Jeffrey P. Mayer
---------------                      --------------------------------
    Date                             Jeffrey P. Mayer
                                     Senior Vice President, Finance
                                     and Corporate Controller
                                     (Chief Accounting Officer)