Form 10-Q
period 1995-09-08
HOST MARRIOTT SERVICES CORP
filed 1995-10-23
CIK 314733

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



FOR THE QUARTER ENDED SEPTEMBER 8, 1995               COMMISSION FILE NO. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND  20817

                                (301) 380-9000


        Delaware                                                53-0085950
-----------------------                                   ----------------------
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

                                                           Yes   X     No  _____
                                                               -----



                                                              SHARES OUTSTANDING
       CLASS                                                  AT OCTOBER 6, 1995
-------------------                                           ------------------
Common Stock, $1.00
par value per share                                                  159,288,000
                                                                     -----------

================================================================================

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                    PAGE NO.
                                                                    --------

PART I.        FINANCIAL INFORMATION (Unaudited):

               Condensed Consolidated Balance Sheets -                 3
                September 8, 1995 and December 30, 1994

               Condensed Consolidated Statements of Operations -     4 - 5
                Twelve Weeks and Thirty-six Weeks Ended
                September 8, 1995 and September 9, 1994

               Condensed Consolidated Statements of Cash Flows -       6
                Thirty-six Weeks Ended September 8, 1995 and
                September 9, 1994

               Notes to Condensed Consolidated Financial             7 - 11
                Statements

               Management's Discussion and Analysis of Results of   12 - 16
                Operations and Financial Condition


PART II.       OTHER INFORMATION AND SIGNATURE                      17 - 23

                        PART I.  FINANCIAL INFORMATION

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED, IN MILLIONS)

                                                                 September 8,    December 30,
                                                                    1995            1994
                                                                 -----------     -----------
                                               ASSETS
                                               ------

Property and Equipment.......................................      $ 2,700         $ 2,837
Investments in Affiliates....................................          209             202
Accounts Receivable..........................................           74              80
Notes Receivable.............................................           40              49
Other Assets.................................................          167             131
Cash and Cash Equivalents....................................          211              67
                                                                   -------         -------
                                                                   $ 3,401         $ 3,366
                                                                   =======         =======


                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Debt

 Debt carrying a company guarantee of repayment..............      $ 1,067         $ 1,111
 Debt not carrying a company guarantee of repayment..........          858             760
                                                                   -------         -------
                                                                     1,925           1,871
Accounts Payable and Accrued Expenses........................           54              69
Net Investment in Discontinued Operations....................           81              41
Deferred Income Taxes........................................          528             537
Other Liabilities............................................          143             138
                                                                   -------         -------
   Total Liabilities.........................................        2,731           2,656
                                                                   -------         -------


Shareholders' Equity
 Convertible Preferred Stock.................................            1              13
 Common Stock, 300 million shares authorized; 159.0 million
  shares and 153.6 million shares issued, respectively.......          159             154
 Additional Paid-in Capital..................................          495             479
 Retained Earnings...........................................           15              64
                                                                   -------         -------
   Total Shareholders' Equity................................          670             710
                                                                   -------         -------
                                                                   $ 3,401         $ 3,366
                                                                   =======         =======


         - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          TWELVE WEEKS ENDED SEPTEMBER 8, 1995 AND SEPTEMBER 9, 1994
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                                 1995        1994
                                                                                ------      ------
REVENUES
  Hotels ................................................................       $  103      $   74
  Senior living communities (received from Marriott International).......           --           3
  Net gains on property transactions ....................................            4           2
  Equity in earnings of affiliates ......................................           --           1
  Other .................................................................            3           3
                                                                                ------      ------
   Total revenues........................................................          110          83
                                                                                ------      ------

OPERATING COSTS AND EXPENSES
  Hotels (including Marriott International management fees of
   $14 million and $9 million in 1995 and 1994, respectively)............           65          46
  Senior living communities..............................................           --           1
  Other..................................................................            7           5
                                                                                ------      ------
   Total operating costs and expenses....................................           72          52
                                                                                ------      ------

Operating profit before corporate expenses and interest..................           38          31
Corporate expenses.......................................................           (8)         (6)
Interest expense.........................................................          (39)        (38)
Interest income..........................................................            5           8
                                                                                ------      ------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES.....................................................           (4)         (5)
Benefit (provision) for income taxes.....................................           --           2
                                                                                ------      ------

LOSS FROM CONTINUING OPERATIONS..........................................           (4)         (3)
DISCONTINUED OPERATIONS
  Income from discontinued operations
   (net of income taxes of $5 million in each of 1995 and 1994)..........           10          14
  Provision for loss on disposal (net of income tax benefit of $2 million)         (11)         --
                                                                                 ------      ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................................           (5)         11
Extraordinary item - loss on extinguishment of debt
 (net of income taxes of $1 million).....................................           --          (3)
                                                                                ------      ------
NET INCOME (LOSS)........................................................       $   (5)     $    8
                                                                                ======      ======

INCOME (LOSS) PER COMMON SHARE:

CONTINUING OPERATIONS....................................................       $ (.02)     $ (.02)
Discontinued operations (net of income taxes)............................         (.01)        .09
Extraordinary item - loss on extinguishment of debt
 (net of income taxes)...................................................           --        (.02)
                                                                                ------      ------
NET INCOME (LOSS)........................................................       $ (.03)     $  .05
                                                                                ======      ======

          - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1995 AND SEPTEMBER 9, 1994
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                                               1995      1994
                                                                              ------    ------
REVENUES
  Hotels....................................................................  $  315    $  223
  Senior living communities (received from Marriott International) .........      --        14
  Net gains (losses) on property transactions                                     (5)        5
  Equity in earnings (losses) of affiliates.................................      (1)        2
  Other                                                                           10        17
                                                                              ------    ------
   Total revenues                                                                319       261
                                                                              ------    ------

OPERATING COSTS AND EXPENSES
  Hotels (including Marriott International management fees of
   $43 million and $27 million in 1995 and 1994, respectively)                   182       131
  Senior living communities                                                       --         5
  Other                                                                           19        17
                                                                              ------    ------
   Total operating costs and expenses                                            201       153
                                                                              ------    ------

Operating profit before corporate expenses and interest.....................     118       108
Corporate expenses..........................................................     (26)      (21)
Interest expense............................................................    (122)     (114)
Interest income.............................................................      18        19
                                                                              ------    ------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES........................................................     (12)       (8)
Benefit (provision) for income taxes........................................      (1)        1
                                                                              ------    ------

LOSS FROM CONTINUING OPERATIONS.............................................     (13)       (7)
DISCONTINUED OPERATIONS
 Loss from discontinued operations (net of income tax benefit
 of $3 million in 1995 and $2 million in 1994)..............................      (8)       --
 Provision for loss on disposal (net of income tax benefit of $2 million)...     (11)       --
                                                                              ------    ------
LOSS BEFORE EXTRAORDINARY ITEM..............................................     (32)       (7)
Extraordinary item - loss on extinguishment of debt
 (net of income taxes of $9 million and $1 million, respectively)...........     (17)       (3)
                                                                              ------    ------
NET LOSS....................................................................  $  (49)   $  (10)
                                                                              ======    ======

LOSS PER COMMON SHARE:

CONTINUING OPERATIONS.......................................................  $ (.08)   $ (.05)
Discontinued operations (net of income taxes)...............................    (.12)       --
Extraordinary item - loss on extinguishment of debt
 (net of income taxes)......................................................    (.11)     (.02)
                                                                              ------    ------
NET LOSS....................................................................  $ (.31)   $ (.07)
                                                                              ======    ======

         - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1995 AND SEPTEMBER 9, 1994
                           (UNAUDITED, IN MILLIONS)


                                                                  1995        1994
                                                                --------    --------
OPERATING ACTIVITIES
Net loss......................................................  $    (49)   $    (10)
Adjustments to reconcile to cash from operations:
  Extraordinary loss on extinguishment of debt, net of taxes..        27           3
  Depreciation and amortization...............................       125         121
  Income taxes................................................        (2)        (10)
  Limited-service valuation adjustment........................        10          --
  Discontinued operations reserve.............................        19          --
  Changes in operating accounts...............................         6          14
  Other.......................................................        19          10
                                                                --------    --------

Cash from operations..........................................       155         128
                                                                --------    --------

INVESTING ACTIVITIES
Proceeds from sales of assets.................................       343         450
  Less noncash proceeds.......................................       (33)        (79)
                                                                --------    --------
Cash received from sales of assets............................       310         371
Acquisitions..................................................      (150)       (277)
Acquisition funds held in escrow..............................        --          40
Capital expenditures:
  Capital expenditures for renewals and replacements..........       (51)        (52)
  Lodging construction funded by project financing............       (34)        (39)
  Other capital expenditures..................................       (62)        (48)
Note receivable collections...................................        42          53
Purchases of short-term marketable securities.................        --         (90)
Sales of short-term marketable securities.....................        --          40
Advances to affiliates, net...................................       (11)         (5)
Other.........................................................        20           1
                                                                --------    --------

Cash from (used in) investing activities......................        64          (6)
                                                                --------    --------

FINANCING ACTIVITIES
Issuances of debt.............................................     1,156          34
Issuances of common stock.....................................         9         237
Scheduled principal repayments................................       (96)        (68)
Debt prepayments..............................................    (1,131)       (193)
                                                                --------    --------

Cash from (used in) financing activities......................       (62)         10
                                                                --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS.........................  $    157    $    132
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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of September 8, 1995 and December 30, 1994, the results of operations for the twelve and thirty-six weeks ended September 8, 1995 and September 9, 1994, and cash flows for the thirty-six weeks ended September 8, 1995 and September 9, 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On August 9, 1995 (the "Announcement Date"), the Company announced that it intends to distribute to its shareholders through a special dividend (the "Special Dividend") its operating group which comprises its food, beverage and merchandise concessions business at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). Prior to the Special Dividend, the Operating Group business will be contributed to Host Marriott Services Corporation ("HM Services"), a newly-formed, wholly-owned subsidiary of the Company. The Special Dividend will provide the Company's shareholders with one share of common stock of HM Services for every five shares of the Company's common stock held on the record date. The distribution is conditioned upon declaration of the Special Dividend by the Company's Board of Directors and the receipt of an affirmative ruling from the Internal Revenue Service that the Special Dividend will be tax-free to shareholders. Once the foregoing conditions are met, the Special Dividend is expected to be distributed by the end of 1995.

    The condensed consolidated financial statements have been restated to reflect the results of the Operating Group as discontinued operations. The income (loss) from discontinued operations for 1995 includes the loss from December 31, 1994 through the Announcement Date. The provision for loss on disposal includes estimated future losses from discontinued operations of $4 million before taxes from the Announcement Date through the anticipated Special Dividend date of December 29, 1995 and estimated expenses related to the Special Dividend of $9 million before taxes. The net investment in discontinued operations on the accompanying condensed consolidated balance sheets represent the net assets of the Operating Group. As of September 8, 1995, total assets and liabilities of the discontinued operations were $549 million (including $41 million of cash and cash equivalents) and $630 million (including $409 million of debt obligations), respectively.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    The detail of the results of operations for the Company's discontinued operations are as follows for the twelve weeks and thirty-six weeks ended September 8, 1995 and September 9, 1994:

                                                                           Twelve Weeks Ended          Thirty-six Weeks Ended
                                                                      ----------------------------   ---------------------------
                                                                      September 8,     September 9,  September 8,    September 9,
                                                                          1995            1994           1995            1994
                                                                      -----------      -----------   -----------     -----------
                                                                                              (in millions)
      Revenues
       Airports.............................................          $    199         $    190      $    540        $    515
       Travel Plazas........................................                99               97           223             218
       Other................................................                12               16            36              55
                                                                       -------          -------       -------         -------
                                                                           310              303           799             788
                                                                       -------          -------       -------         -------
      Operating costs and expenses
       Airports.............................................               176              169           492             469
       Travel Plazas........................................                83               81           206             201
       Other................................................                11               13            34              60
       General and administrative...........................                10               12            30              32
                                                                       -------          -------       -------         -------
                                                                           280              275           762             762
                                                                       -------          -------       -------         -------
      Operating profit......................................                30               28            37              26
      Interest expense......................................                (9)              (9)          (28)            (28)
      Interest income.......................................                 1               --             1              --
                                                                       -------          -------       -------         -------

      Income (loss) before income taxes
       and extraordinary item...............................                22               19            10              (2)
      (Provision) benefit for income taxes..................                (8)              (5)           (5)              2
                                                                       -------          -------       -------         -------
      Income (loss) before extraordinary item...............                14               14             5              --
      Extraordinary item -- loss on extinguishment of debt
       (net of taxes of $5 million).........................                --               --           (10)             --
                                                                       -------          -------       -------         -------
      Net income (loss).....................................          $     14         $     14      $     (5)       $     --
                                                                       =======          =======       =======         =======

3. Revenues primarily represent house profit from the Company's hotel properties, lease rentals for the Company's senior living communities (for
    1994), gains/losses on property transactions, and equity in earnings of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

                   HOST MARRIOTT CORPORATION AND SUBSIDARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    House profit generated by the Company's hotels for 1995 and 1994 consists of:


                                                        Twelve Weeks Ended         Thirty-six Weeks Ended
                                                     -------------------------    -------------------------
                                                     September 8,  September 9,   September 8,  September 9,
                                                        1995          1994           1995          1994
                                                     -----------   -----------    -----------   -----------

     Sales
      Rooms........................................  $   208       $   151        $   609       $   444
      Food & Beverage..............................       73            50            232           157
      Other........................................       19             9             53            33
                                                      ------        ------         ------        ------
       Total Hotel Sales...........................      300           210            894           634
                                                      ------        ------         ------        ------
     Department Costs
      Rooms........................................       53            39            151           112
      Food & Beverage..............................       57            38            180           121
      Other........................................       13             6             31            18
                                                      ------        ------         ------        ------
       Total Department Costs......................      123            83            362           251
                                                      ------        ------         ------        ------
     Department Profit.............................      177           127            532           383
     Other Deductions..............................      (74)          (53)          (217)         (160)
                                                      ------        ------         ------        ------
       House Profit................................  $   103       $    74        $   315       $   223
                                                      ======        ======         ======        ======

4. Earnings (loss) per common share is computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve and thirty-six weeks ended September 8, 1995 and the thirty-six weeks ended September 9, 1994, as they are antidilutive. The weighted average shares were 158.8 million and 166.4 million for the twelve weeks ended September 8, 1995 and September 9, 1994, respectively, and 157.9 million and 151.2 million for the thirty-six weeks then ended, respectively.

5. The Company has minority interests in 28 affiliates, most of which own hotels operated by Marriott International or its subsidiaries under long-term agreements. The Company's equity in net income (losses) of affiliates was income of $1 million for the twelve weeks ended September 9, 1994, and a loss of $1 million and income of $2 million, respectively, for the thirty-six weeks ended September 8, 1995 and September 9, 1994, and is included in equity in earnings of affiliates. For the twelve weeks ended September 8, 1995, the Company's equity in net income of affiliates was not significant.

    Combined summarized operating results reported by affiliates follow:


                                                            Twelve Weeks Ended         Thirty-six Weeks Ended
                                                         -------------------------    -------------------------
                                                         September 8,  September 9,   September 8,  September 9,
                                                            1995          1994           1995          1994
                                                         -----------   -----------    -----------   -----------
                                                                             (in millions)
     Revenues.......................................     $    191       $    147       $    566         $    487
     Operating expenses:
        Cash charges (including interest)...........         (113)          (106)          (353)            (341)
        Depreciation and other noncash charges......          (54)           (69)          (180)            (208)
                                                          -------        -------        -------          -------
          Income (loss) before extraordinary item...           24            (28)            33              (62)
                                                          -------        -------        -------          -------
          Extraordinary item - forgiveness of debt..          146             16            146              115
                                                          -------        -------        -------          -------
          Net income (loss).........................     $    170       $    (12)      $    179         $     53
                                                          =======        =======        =======          =======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. During the first quarter of 1995, 21 of the Company's Courtyard properties were sold to and leased back from a real estate investment trust (REIT) for $179 million. During the third quarter of 1995, an additional 16 Courtyard properties were sold to and leased back from the REIT for $150 million. The Company received net proceeds from the two transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions will be amortized over the initial term of the leases. The leases, which are accounted for as operating leases, have an initial term expiring at the end of fiscal year 2006 and are renewable at the option of the Company. Minimum rent of approximately $8 million for the remainder of 1995 and $33 million annually thereafter (with future minimum obligations at September 8, 1995 aggregating approximately $369 million over the initial lease term) and additional rent based upon sales levels are payable to the REIT under the terms of the lease. The REIT also has an option, expiring in June 1996, to buy and lease back up to 17 of the Company's remaining Courtyard properties.

7. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale. While management expects to sell these properties as part of one or more portfolios, the Company recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values. These properties have a net book value of $336 million at September 8, 1995.

8. In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million, with a draw under the Acquisitions Revolver. In the second quarter of 1995, the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel for $50 million, $19 million of which was financed through the assumption of an existing first mortgage loan. In the third quarter of 1995, the Company acquired Marriott's Grand Hotel in Point Clear, Alabama for $27 million ($24 million of which was financed by a first mortgage loan provided by Marriott International), the Dallas/Fort Worth Airport Marriott for $44 million (financed by a draw on the Acquisitions Revolver), and the 252-room Plaza San Antonio Hotel for $30 million (financed by available Company cash).

9. During the thirty-six weeks ended September 8, 1995, approximately 244,000 depository shares of convertible preferred stock were converted into approximately 4.7 million shares of common stock. At September 8, 1995, approximately 13,800 depository shares of convertible preferred stock were outstanding, which are convertible into approximately 264,000 shares of common stock.

10. The Company repaid the old Series I Notes (with a principal balance of $87 million) upon their maturity on May 24, 1995 with a draw on its line of credit (the "Line of Credit") with Marriott International. Additionally, and pursuant to the then-existing bond indenture, bonds issued by Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned, indirect subsidiary of the Company, were required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales (at par) and 100% of net refinancing proceeds (generally at 103% of the principal amount). Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company redeemed $100 million of Hospitality bonds in the second quarter of 1995.

    On May 25, 1995, two wholly-owned subsidiaries of Hospitality issued an aggregate $1 billion of debt in two concurrent offerings to several initial purchasers (the "Bond Offerings"). HMH Properties, Inc. ("Properties"), the owner of 55 of the Company's 86 lodging properties, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of the Company's food, beverage and

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their respective subsidiaries. The bonds were issued at par and carry a 9.5% coupon rate with a final maturity of May 2005. The net proceeds to the Company, after deducting commissions, totalled $974 million. The net proceeds from the Bond Offerings were used to defease, and subsequently redeem, all of Hospitality's remaining bonds and to repay borrowings under the Line of Credit. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in the second quarter of 1995 of $41 million ($27 million after taxes), primarily representing premiums paid on the redemptions and the write-off of deferred fees and discounts on the Hospitality bonds.

11. During the third quarter of 1995, the Company replaced its Line of Credit with a new $225 million revolving line of credit (the "New Line of Credit") with Marriott International. The New Line of Credit bears interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and matures in June 1998. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit. There were no borrowings outstanding under the New Line of Credit at September 8, 1995.

12. In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt SFAS No. 121 during the fourth quarter of 1995. Management is still developing its plan of adoption but believes that the Company will be required to record an adjustment for impairment of certain of its leasehold improvement assets in HM Services in the range of $40 million to $50 million before taxes.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


On August 9, 1995, the Company announced that it intends to distribute to its shareholders through a special dividend (the "Special Dividend") its operating group which comprises its food, beverage and merchandise concessions business at airports, on tollroads, at stadiums and arenas and other attractions (the "Operating Group"). Prior to the Special Dividend, the Operating Group business will be contributed to Host Marriott Services Corporation ("HM Services"), a newly-formed, wholly-owned subsidiary of the Company. The Special Dividend will provide the Company's shareholders with one share of common stock of HM Services for every five shares of the Company's common stock held on the record date. The distribution is conditioned upon declaration of the Special Dividend by the Company's Board of Directors and the receipt of an affirmative ruling from the Internal Revenue Service that the Special Dividend will be tax-free to shareholders. Once the conditions are met, the Special Dividend is expected to be distributed by the end of 1995. The Company will continue to conduct the real estate business, which primarily consists of the ownership of 85 lodging properties with over 28,000 rooms.

As a result of the proposed distribution, management believes that separate discussions of the results of the Company's continuing operations and discontinued operations for the twelve weeks and thirty-six weeks ended September 8, 1995 would be relevant to the Company's shareholders. Accordingly, management has provided such discussions of continuing operations and discontinued operations below.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

The Company reported revenues from continuing operations of $110 million for the 1995 third quarter, a $27 million, or 33%, improvement over the third quarter of 1994. Year-to-date revenues rose $58 million, or 22%, to $319 million. Operating profit from continuing operations increased $7 million, or 23%, to $38 million in the 1995 third quarter. Year-to-date operating profit rose $10 million, or 9%, to $118 million. The Company's revenue and operating profit from continuing operations were impacted by:

 .    improved lodging results;

 .    the addition of 25 full-service hotel properties during 1994 and 1995;

 .    the 1995 sale and leaseback of 37 of the Company's Courtyard properties;

 .    a $10 million charge in the 1995 second quarter to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value;

 .    the 1994 sale of the Company's senior living communities;

 .    the 1994 and 1995 sales of the Company's Fairfield Inns, and

 .    the 1994 reduction in general liability and workers' compensation self-
     insurance program reserves related to the Company's continuing operations of $4 million.

Hotel revenues increased $29 million, or 39%, to $103 million in the 1995 third quarter and $92 million, or 41%, to $315 million for year-to-date 1995. Hotel operating profit increased $10 million, or 36%, to $38 million in the 1995 third quarter and $41 million, or 45%, to $133 million for year-to-date 1995, as all three of the Company's lodging concepts reported growth in room revenues generated per available

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


room ("REVPAR"). The hotels added by the Company in 1994 and 1995 provided $21 million and $73 million of revenue and $14 million and $40 million of operating profit, respectively, in the third quarter of 1995 and year-to-date 1995. Excluding the impact of the addition of full-service properties, the sales of the Fairfield Inns, and the sale and leaseback of 37 Courtyards, comparable hotel revenues increased $6 million (10%) and $20 million (12%) and comparable operating profit increased $3 million (16%) and $15 million (25%) in the third quarter and year-to-date, respectively, over 1994.

Overall third quarter and year-to-date revenue and operating profit for nearly all of the Company's full-service Hotels, Resorts and Suites were improved or comparable to third quarter 1994 results. Improved results were driven by strong increases in REVPAR of 7% for comparable units for both the quarter and year-to-date. On a comparable basis, average room rates increased 9% for both periods, while average occupancy decreased one percentage point for the quarter and two percentage points year-to-date. Several hotels, including the New York Marriott Marquis, Fort Lauderdale Marina Marriott and the Miami Airport Marriott, posted significant improvements in operating profit.

Courtyard, the Company's moderate-priced lodging concept, reported a 6% increase in REVPAR for the quarter and 7% year-to-date, fueled by a 6% increase in average room rates for the quarter and 7% year-to-date, while average occupancy decreased slightly in both periods.

Residence Inn, the Company's extended-stay lodging concept, reported a 9% increase in REVPAR for both the quarter and year-to-date due primarily to an increase in average room rate of 7% for both the quarter and year-to-date combined with a one percentage point increase in average occupancy for the same periods. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases.

In the third quarter of 1994, the Company sold 26 of its 30 Fairfield Inns for $114 million and in the second quarter of 1995, the Company sold its four remaining Fairfield Inns to the same buyer for $6 million. Through their disposition, 1995 revenues and operating profit for the four remaining Fairfield Inns were comparable to 1994.

The net gains (losses) on property transactions for the thirty-six weeks ended September 8, 1995 includes the $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values.

Corporate expenses increased $2 million, to $8 million, in the third quarter of 1995 and $5 million, to $26 million, year-to-date due to an increase in the number of employees and overall higher corporate administrative and travel costs.

The Company's interest expense increased by 3% to $39 million in the 1995 third quarter and 7% to $122 million year-to-date due to the additional debt incurred in connection with the 1994 and 1995 full-service hotel acquisitions, increased interest rates on the Company's variable rate debt, and the decreased benefit from the Company's interest rate swap agreements, which was partially offset by the net impact of the 1994 and 1995 bond redemptions.

In connection with the redemption and defeasance of certain of the Company's debt in the second quarter of 1995, the Company recognized an extraordinary loss of $26 million ($17 million after taxes), primarily representing premiums paid on the redemptions of $13 million and the write-off of deferred financing fees and discounts on the debt.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

Revenues from discontinued operations increased $7 million, to $310 million, in the 1995 third quarter and $11 million, to $799 million, year-to-date.
Operating profit from discontinued operations increased $2 million, or 7%, to $30 million for the 1995 third quarter and increased $11 million, or 42%, to $37 million year-to-date. Year-to-date comparisons were impacted by the 1994 second quarter charge of $12 million for the transfer of the Company's rights under an unprofitable concession contract to a third party and the 1994 second quarter reduction in the Company's general liability and workers' compensation self-insurance program reserves of $4 million. Excluding these items, operating profit increased by $3 million year-to-date.

Airport revenues increased $9 million, to $199 million, for the quarter and $25 million, to $540 million, year-to-date. Airport revenues benefited from an estimated 4% enplanement growth and new contract revenues generated in three airports which exceeded lost revenues on several expired contracts. Travel Plazas' revenues increased $2 million to $99 million for the 1995 third quarter and increased $5 million to $223 million year-to-date due to mild weather in the first quarter of 1995. Other revenues decreased for the 1995 third quarter and year-to-date primarily due to the 1994 second quarter transfer of an unprofitable stadium and arenas contract to a third party.

In connection with the redemption and defeasance of certain of HM Services' debt in the second quarter of 1995, HM Services recognized an extraordinary loss of $15 million ($10 million after taxes), primarily representing premiums paid on the redemptions of $7 million and the write-off of deferred financing fees and discounts on the debt.

EBITDA
------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") from continuing operations increased $5 million, or 8%, to $64 million in the 1995 third quarter and $26 million, or 14%, to $212 million year-to-date. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Hotel EBITDA for comparable units increased $5 million, or 12%, for the 1995 third quarter and $15 million, or 13%, year-to-date. All of the Company's lodging concepts reported higher EBITDA for comparable units. Full-service EBITDA increased $23 million, or 85%, to $50 million for the quarter and $70 million, or 77%, to $161 million year-to-date. On a comparable basis, full-service EBITDA increased 16% for the quarter and 15% year-to-date.

EBITDA from the Operating Group, which is treated as discontinued operations for accounting purposes, totalled $42 million in the 1995 third quarter and the Operating Group, which is treated as $79 million year-to-date, compared to $41 million and $80 million, respectively, of EBITDA for 1994.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CASH FLOWS AND FINANCIAL CONDITION
----------------------------------

The Company reported an increase in cash and cash equivalents of $157 million during the thirty-six weeks ended September 8, 1995. This increase is primarily due to proceeds from the sale of certain assets, cash flow from continuing operations, and issuances of debt offset by the use of funds to acquire five full-service properties, repay debt, and fund capital expenditures. Cash flow from operations increased $27 million, to $155 million, for 1995 primarily due to improved lodging results.

Cash from investing activities increased $70 million to $64 million in 1995, including $310 million in net sales proceeds, principally from the sale/leaseback of 37 of the Company's Courtyard properties and the sale of its four remaining Fairfield Inns, and notes receivable sales and collections of $42 million. These sources of cash from investing activities were partially offset by capital expenditures of $147 million, primarily related to the construction of two full-service properties, one Residence Inn, and renewals and replacements on existing properties, $150 million for five full-service hotel acquisitions, and $11 million in advances to affiliates.

Cash used in financing activities increased $72 million to $62 million in 1995. Issuances of debt include the net proceeds of $971 million from the issuance of senior notes, $87 million of borrowings under the Line of Credit, $15 million of mortgage financing for the construction of the Philadelphia Marriott Hotel, $59 million of draws under the Acquisitions Revolver for the acquisition of two full-service hotels, and $24 million of first mortgage financing for the acquisition of a full-service hotel.

Scheduled principal repayments primarily represent the repayment of the old Series I Notes. Debt prepayments include the defeasance and redemption of $845 million of senior notes and the related $20 million in redemption premiums, $250 million of payments on the Line of Credit, and $16 million in payments on the Acquisition Revolver.

In the first quarter of 1995, the Company acquired the 300-room Charlotte Executive Park Marriott Hotel for $15 million, with a draw under the Acquisitions Revolver. In the second quarter of 1995, the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel for $50 million, $19 million of which was financed through the assumption of the existing first mortgage. In the third quarter of 1995, the Company acquired Marriott's Grand Hotel in Point Clear, Alabama for $27 million ($24 million of which was financed by a first mortgage loan provided by Marriott International), the 491-room Dallas/Fort Worth Airport Marriott for $44 million (which was financed by a draw on the Acquisitions Revolver), and the 252-room Plaza San Antonio Hotel for $30 million (financed by available cash). The Company may seek additional financing in connection with further acquisitions, including debt secured by the properties to be acquired. Management believes that the Company has adequate sources of funding available to permit it to pursue its acquisition strategies. Under the indenture for the new senior notes, proceeds from the sale of assets within the subsidiary issuing the notes may now be used for the acquisition of new properties under certain conditions.

The Company owns a portfolio of real estate which can be sold or used to secure new financings. Property and equipment totalled $2.7 billion at September 8, 1995 ($1.0 billion of which had not been pledged or mortgaged). In addition, the Company may, from time to time, consider opportunities to sell certain of its real estate properties if price targets can be achieved. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values.

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

On May 25, 1995, two wholly-owned subsidiaries of Hospitality issued an aggregate $1 billion of debt in two concurrent offerings to several initial purchasers (the "Bond Offerings"). HMH Properties, Inc. ("Properties"), the owner of 55 of the Company's 86 lodging properties, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of the Company's food, beverage and merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their subsidiaries. The bonds were issued at par and carry a 9.5% coupon rate with a final maturity of May 2005. The net proceeds to the Company, after deducting commissions, totalled $974 million. The net proceeds from the Bond Offerings were used to defease, and subsequently redeem, all of Hospitality's remaining bonds and to repay borrowings under the Line of Credit.

During the third quarter of 1995, the Company replaced the $630 million Line of Credit with a new $225 million revolving line of credit (the "New Line of Credit") with Marriott International. The New Line of Credit bears interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and matures in June 1998. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit. At September 8, 1995, there was no outstanding balance due under the New Line of Credit.

In connection with the Special Dividend, the Operating Group is reviewing its core business. It is anticipated that this review will identify opportunities to restructure the Operating Group's business processes, thereby reducing long-term operating, selling, and general and administrative costs. Management estimates that such a restructuring of the Operating Group's business processes may result in the Operating Group incurring approximately $7 million to $10 million in one-time costs to implement the changes.

In the first quarter of 1995, the Company adopted SFAS No 114, "Accounting by Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," no later than its fiscal year ending January 3, 1997. The Company plans to adopt SFAS No. 121 in the fourth quarter of 1995. Management is still developing its plan of adoption but believes that it will be required to record an adjustment for impairment of certain of its leasehold improvement assets in HM Services in the range of $40 million to $50 million before taxes.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

A group of bondholders (the "PPM Group"), purported to have at one time owned approximately $120 million of Senior Notes, continues to allege that laws have been violated in connection with the sale, by the Company, of certain series of its Senior Notes and debentures and the Company's subsequent announcement of its intention to proceed with the Distribution of Marriott International. The PPM Group initially claimed damages of approximately $30 million.

In September 1994, the Company settled with certain members of the PPM Group whose claims represented about 40% of the PPM Group's aggregate claims. The claims of the remainder of the PPM Group went to trial in September 1994, and in October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for summary judgment to dismiss the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995. Management believes that all claims of the PPM Group are without merit and that the appeal will not be successful.

In an unrelated matter, the Company previously reported that the jury entered a verdict in favor of the general contractor in a lawsuit filed by the general contractor against the parent corporation of the structural steel contractor for the construction of the New York Marriott Marquis. The Company would be the primary beneficiary of any such award. Upon appeal, the verdict was overturned and the case will be retried. Management believes that the eventual outcome of the retrial will not have a material adverse effect on the financial position or results of operations of the Company.

In a companion case against the hotel's electrical contractor and its bonding company, in late July the trial judge awarded no damages to the general contractor and awarded the electrical contractor $2.6 million on its counterclaim. Since the award would carry interest from the fall of 1985, the terms of a Liguidation Agreement with the general contractor, Host Marriott has primary responsibility for this counterclaim. The Liquidation Agreement also provides that any liability from the electric contractor case would be netted against any recovery in the steel case referred to above. Management believes that the trial court was in error and has appealed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

CHRISTOPHER J. NASSETTA
-----------------------

The Company announced that Christopher J. Nassetta joined the Company as Executive Vice President. Mr. Nassetta will be responsible for overseeing real estate operations, asset management and administration.

SPECIAL DIVIDEND
----------------

On August 9, 1995, the Company announced that it intends to distribute to its shareholders through a special dividend (the "Special Dividend") its operating group which comprises its food, beverage and merchandise concessions business at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). Prior to the Special Dividend, the Operating Group business will be contributed to Host Marriott Services Corporation ("HM Services"), a newly-formed, wholly-owned subsidiary of the Company. The Special Dividend will provide the Company's shareholders with one share of common stock of HM Services for every five shares of the Company's common stock held on the record date.
The distribution is conditioned upon declaration of the Special Dividend by the Company's Board of Directors and the receipt of an affirmative ruling from the Internal Revenue Service that the Special Dividend will be tax-free to shareholders. Once the foregoing conditions are met, the Special Dividend is expected to be distributed by the end of 1995. The condensed consolidated financial statements have been restated to reflect the results of the Operating Group as discontinued operations. See the accompanying Pro Forma Condensed Consolidated Statements of Operations.

                           HOST MARRIOTT CORPORATION
                        PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

     The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company reflect the following transactions for the thirty-six weeks ended September 8, 1995 and for the fiscal year ended December 30, 1994, as if such transactions had been completed at the beginning of each period:

     .    1994 addition of 18 full-service properties
     .    1994 sale of 14 senior living communities
     .    1994 sale of 26 Fairfield Inns
     .    1995 addition of five full-service properties
     .    March 1995 sale/leaseback of 21 Courtyard properties
     .    April 1995 sale of the Company's remaining four Fairfield Inns
     .    August 1995 sale/leaseback of an additional 16 Courtyard properties
     .    Consummation of the May 1995 debt offering

     During 1994, the Company added 16 full-service hotels to its lodging portfolio plus two hotels for which a subsidiary of the Company provided 100% non-recourse financing to an affiliate of the Company for the acquisition of the hotels (which the Company treats as owned for accounting purposes). Through the third quarter of 1995, the Company added five full-service hotels to its lodging portfolio.

     During 1994, the Company sold all 14 of its senior living communities and 26 of its 30 Fairfield Inns. During 1995, 37 of the Company's Courtyard properties were sold to and leased back from an unrelated real estate investment trust (the "REIT"), in two separate transactions, and the Company sold its four remaining Fairfield Inns.

     In May 1995, a wholly-owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned indirect subsidiary of the Company, issued $600 million of debt to several initial purchasers (the "Offering"). The bonds were issued at par and carry a 9.5% coupon rate with a final maturity of May 2005. The net proceeds to the Company, after deducting commissions, totalled $584 million and were used to defease, and subsequently redeem, a substantial portion of Hospitality's bonds which carried a weighted average interest rate of 10.4%, and to pay down a portion of the line of credit with Marriott International. Additionally, the Company replaced its $630 million line of credit with Marriott International with a new $225 million revolving line of credit with Marriott International.

     All of the above transactions are reflected in the Company's balance sheet as of September 8, 1995.

     The adjustments required to reflect the above transactions are set forth in the "Disposition Pro Forma Adjustments" column and the "Acquisition & Other Pro Forma Adjustments" column. The "Host Marriott Corporation Historical" column in the accompanying Pro Forma Condensed Consolidated Statements of Operations excludes the results of the Operating Group, which are considered as discontinued operations.

     The Pro Forma Condensed Consolidated Statements of Operations of the Company are unaudited and presented for informational purposes only and may not reflect the Company's future results of operations and financial position or what the results of operations and financial position of the Company would have been had such transactions occurred as of the dates indicated. The unaudited Pro Forma Condensed Consolidated Statements of Operations and Notes thereto should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's Annual Report on Form 10-K for the year ended December 30, 1994 and elsewhere in this Form 10-Q.

                           HOST MARRIOTT CORPORATION
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN MILLIONS)


                                                                 THIRTY-SIX WEEKS ENDED SEPTEMBER 8, 1995
                                                -----------------------------------------------------------------------
                                                                                       ACQUISITION
                                                 HOST MARRIOTT        DISPOSITION        & OTHER          HOST MARRIOTT
                                                  CORPORATION          PRO FORMA        PRO FORMA          CORPORATION
                                                  HISTORICAL          ADJUSTMENTS      ADJUSTMENTS          PRO FORMA
                                                ------------------  -----------------  --------------     -------------
Revenues
 Hotels.....................................             $ 315           $  (1) (A)            $  16 (E)        $ 330
 Other......................................                 4              --                    --                4
                                                         -----           -----                 -----            -----
                                                           319              (1)                   16              334
                                                         -----           -----                 -----            -----

Operating costs and expenses
 Hotels.....................................               182              (1)(A)                 9 (E)          200
                                                                             5 (B)
                                                                             5 (C)
Other.......................................                19              --                    --               19
                                                         -----           -----                 -----            -----
                                                           201               9                     9              219
                                                         -----           -----                 -----            -----
Operating profit............................               118             (10)                    7              115
Corporate expenses..........................               (26)             --                    --              (26)
Interest expense............................              (122)              4 (D)                (2)(E)         (119)
                                                                                                   3 (F)
                                                                                                  (2)(k)
Interest income.............................                18              --                    --               18
                                                         -----           -----                 -----            -----
Loss from continuing operations before
 income taxes and
  extraordinary item                                       (12)             (6)                    6              (12)
(Provision) benefit for income taxes........                (1)              2 (J)                (2)(J)           (1)
                                                         -----           -----                 -----            -----
Loss from continuing operations before
 extraordinary item.........................             $ (13)          $  (4)                $   4            $ (13)
                                                         =====           =====                 =====            =====

                   See Notes to Unaudited Pro Forma Condensed
                     Consolidated Statements of Operations.

                           HOST MARRIOTT CORPORATION
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN MILLIONS)

                                                                        YEAR ENDED DECEMBER 30, 1994
                                                        ----------------------------------------------------------
                                                                                      ACQUISITION
                                                        HOST MARRIOTT   DISPOSITION     & OTHER      HOST MARRIOTT
                                                         CORPORATION     PRO FORMA     PRO FORMA      CORPORATION
                                                         HISTORICAL     ADJUSTMENTS   ADJUSTMENTS      PRO FORMA
                                                        --------------  ------------  -----------    -------------
Revenues
 Hotels...............................................      $ 338        $   (2) (A)    $ 29 (E)        $ 414
                                                                            (10) (G)      59 (I)
 Other................................................         43           (14) (H)      --               29
                                                            -----        ------         -----           -----
                                                              381           (26)          88              443
                                                            -----        ------         -----           -----
Operating costs and expenses
 Hotels...............................................        198            (1) (A)       18 (E)         264
                                                                              13 (B)       27 (I)
                                                                              12 (C)
                                                                             (3) (G)
 Other................................................         26            (5) (H)       --              21
                                                            -----        ------         -----           -----
                                                              224            16            45             285
                                                            -----        ------         -----           -----
Operating profit......................................        157           (42)           43             158
Corporate expenses....................................        (32)           --            --             (32)
Interest expense......................................       (165)           34 (D)        (4) (E)       (143)
                                                                              1 (H)         5  (F)
                                                                                          (14) (K)
Interest income.......................................         29            --            (5) (I)         24
                                                            -----        ------         -----           -----

Loss from continuing operations before
 income taxes and extraordinary item..................        (11)           (7)           25               7
(Provision) benefit for income taxes..................          2             2 (J)        (9) (J)         (5)
                                                            -----        ------         -----           -----
Income (loss) from continuing operations
 before extraordinary item............................      $  (9)       $   (5)        $  16           $   2
                                                            =====        ======         =====           =====

                   See Notes to Unaudited Pro Forma Condensed
                     Consolidated Statements of Operations.

                           HOST MARRIOTT CORPORATION
              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS


A. Represents the adjustment to eliminate the revenues and the operating costs for the 1995 sale of the four remaining Fairfield Inns.

B. Represents the adjustments to eliminate the depreciation expense and record the incremental lease expense for the 1995 sale/leaseback of the 21 Courtyard properties.

C. Represents the adjustments to eliminate the depreciation expense and record the lease expense for the 1995 sale/leaseback of the 16 Courtyard properties.

D. Represents the adjustment to reduce interest expense for the paydown of Hospitality bonds with the net sales proceeds from the 26 Fairfield Inns, 14 senior living communities and 21 Courtyard properties.

E. Represents the adjustment to reflect the incremental increase in revenue, operating costs and interest expense for the 1995 addition of five full-service properties, as if they were added at the beginning of the applicable period.

F. Represents the adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the Offering and the decrease in commitment fees as a result of the new line of credit with Marriott International. Extraordinary losses of approximately $17 million, after taxes, related to the 1995 redemption of certain of Hospitality's bonds are not reflected in the accompanying Pro Forma Condensed Consolidated Statements of Operations.

G. Represents the adjustment to eliminate the revenues and the operating costs for the 26 Fairfield Inns sold during 1994.

H. Represents the adjustments to eliminate the revenues, operating costs and the secured debt interest expense for the 14 senior living communities sold during 1994.

I. Represents the adjustment to reflect the incremental increase in revenue and operating costs for the 1994 addition of 18 full-service properties, mainly utilizing proceeds from the common stock offering and the $230 million acquisition credit facility, and the related decrease in interest income.

J. Represents the income tax impact of pro forma adjustments at statutory rates.

K. Represents the increase in interest expense on the draws under the acquisition credit facility utilized for the acquisition of certain full-service hotels.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit:

     #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

     #27 Financial Data Schedule -- Thirty-six weeks ended September 8, 1995

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

     . June 19, 1995 -- Report of the announcement that the Company acquired the 500-room San Antonio Marriott Riverwalk Hotel.

     . July 17, 1995 -- Report that the Company entered into a new $225 million revolving line of credit with Marriott International, replacing the previous $630 million line of credit with Marriott International.

     . August 9, 1995 -- Report of the announcement that the Company will spin off its airport and tollroad concessions business through a special dividend.

     . August 22, 1995 -- Report of the announcement that the Company acquired the 491-room Dallas/Fort Worth Airport Marriott Hotel.

     . August 29, 1995 -- Amendment to Current Report on Form 8-K dated June 19, 1995 by filing financial statements of the San Antonio Marriott Riverwalk Hotel and pro forma financial information for the Company.

     . September 28, 1995 - Report of the announcement that Robert E. Parsons has been named Executive Vice President and Chief Financial Officer, replacing Matthew J. Hart, and Scott A. LaPorta has been named Senior Vice President and Treasurer.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HOST MARRIOTT CORPORATION



October 23, 1995                             /s/ Jeffrey P. Mayer
----------------                             ------------------------------
   Date                                      Jeffrey P. Mayer
                                             Senior Vice President, Finance
                                             and Corporate Controller
                                             (Chief Accounting Officer)