Form 10-K
period 1995-12-29
HOST MARRIOTT CORP/MD
filed 1996-03-28
CIK 314733

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995          COMMISSION FILE NO. 1-5664

                           HOST MARRIOTT CORPORATION

                DELAWARE                              53-0085950
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND 20817
                                (301) 380-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
             -------------------              ---------------------------------
Common Stock, $1.00 par value................      New York Stock Exchange
 (159,743,000 shares outstanding as of              Chicago Stock Exchange
 December 29, 1995)                                  Pacific Stock Exchange
                                                  Philadelphia Stock Exchange

  The aggregate market value of shares of common stock held by non-affiliates at January 31, 1996 was $1,841,734,832.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

                      DOCUMENT INCORPORATED BY REFERENCE
               Notice of 1996 Annual Meeting and Proxy Statement

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

  Host Marriott Corporation (the "Company") is one of the largest owners of lodging properties in the world. The Company owned 90 lodging properties as of December 29, 1995, which are generally operated under Marriott brands and managed by Marriott International, Inc. ("Marriott International"), formerly a wholly-owned subsidiary of the Company. The Marriott brand name is among the most respected and widely recognized brand names in the lodging industry. The Company's primary focus is on the acquisition of full-service lodging properties. During 1994 and 1995, the Company added 27 full-service hotels (including one 199-room hotel subsequently sold in December 1995) representing approximately 11,300 rooms for an aggregate of approximately $915 million, bringing the Company's total full-service hotels to 55 at December 29, 1995. Based on data provided by Smith Travel Research, the Company believes that its full-service hotels consistently outperform the industry's average occupancy rate by a significant margin and averaged 75.5% occupancy for 1995 compared to 68.2% average occupancy for the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels).

  The lodging industry as a whole, and the full-service hotel segment in particular, is benefiting from an improved supply and demand relationship in the United States. Based on data provided by Smith Travel Research, the Company believes that demand for rooms in the upscale segment, as measured by annual domestic occupied room nights, increased 3.3% in 1993, 3.0% in 1994 and 2.4% in 1995. Management believes that recent demand increases have resulted primarily from an improved economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full service segment has greatly diminished. Management believes that this decrease in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement value. Due to the relatively high occupancy rates of the Company's hotels, the limited supply of new rooms and the recent increase in business travel, the managers of the Company's hotels have increased its average daily room rates primarily by replacing certain discounted group business with higher-rated group and transient business and by selectively increasing room rates. As a result, on a comparable basis, room revenues per available room ("REVPAR") for full-service properties increased approximately 7% in 1995. Furthermore, because lodging property operations have a high fixed cost component, increases in REVPAR generally yield greater percentage increases in operating profit. Accordingly, the approximate 7% increase in REVPAR resulted in a 25% increase in comparable full-service hotel operating profit in 1995. The Company expects this supply/demand imbalance, particularly in the upscale full-service segment (the segment which is most representative of the Company's full-service hotels), to continue, which should result in improved REVPAR and operating profits at its hotel properties in the near term.

BUSINESS STRATEGY

  The Company's business strategy continues to focus on opportunistic acquisitions of full-service urban, convention and resort hotels primarily in the United States. The Company believes that the full-service segment of the market offers numerous opportunities to acquire assets at attractive multiples of cash flow and at substantial discounts to replacement value, including underperforming hotels which can be improved by conversion to the Marriott brand. The Company believes this segment is very promising because:

 .There is virtually no new supply of upscale full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1990, upscale full-service room supply increased an average of approximately 5% annually, which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1.7% from 1990 to 1995. Management believes that the lead time from conception to completion of a full-service hotel is generally five years or more in the types of markets the Company is principally pursuing, which will contribute to the continued low growth of supply. According to Coopers & Lybrand, hotel supply in the upscale full-service segment is expected to grow annually at 1.8% to 1.9% through 1998. Furthermore, because of the prolonged lead time for construction of new full-service hotels, management believes that growth in the full-service segment will continue to be limited at least through 2000.

 .Many desirable hotel properties are held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. The Company has acquired several properties from these inadvertent owners at significant discounts to replacement cost.

 .Management believes that there are numerous opportunities to improve the performance of acquired hotels by replacing the existing hotel manager with Marriott International and converting the hotels to the Marriott brand. Nine of the 27 full-service hotels added in 1994 and 1995 were converted to the Marriott brand following their acquisition. These conversion properties (excluding the Marriott World Trade Center which was only partially open during 1995) experienced a 66.5% average occupancy rate during 1995 compared to an average occupancy rate of 75.5% for all of the Company's full-service hotels. The Company believes these nine conversion properties will experience improved operations as a result of increases in occupancy and room rates as the properties begin to benefit from Marriott's brand recognition, reservation system and group sales organization. The Company intends to pursue additional full service hotel acquisitions, some of which may be conversion opportunities.

  The Company holds minority interests and serves as general partner in various partnerships that own, as of December 29, 1995, an aggregate of 261 additional hotel properties, 41 of which are full-service properties, managed by Marriott International. Four of the properties added by the Company in the last two years were held by a partnership in which the Company holds a minority interest. As opportunities arise, the Company intends to pursue the acquisition of additional full-service hotels currently held by such partnerships and/or additional interests in such partnerships.

  The Company intends to continue actively to increase its full-service hotel portfolio. In carrying out this strategy, the Company evaluates each opportunity on an individual basis and may from time to time elect to acquire controlling interests in a hotel joint venture, rather than pursue the outright acquisition of a property, when it believes its return on investment will be maximized by so doing. The Company may make acquisitions directly or through its subsidiaries depending on a variety of factors, including the existence of debt, the form of investment, the restrictions and requirements of its bond indentures and the availability of funds.

  The Company believes it is well qualified to pursue its acquisition strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets. In addition, the Company is well positioned to convert acquired properties to high-quality lodging brand names due to its relationship with Marriott International.

  During 1994, the Company acquired 15 full-service hotels totaling approximately 6,100 rooms (including the Springfield Radisson Hotel, a 199-room hotel subsequently sold in 1995) for approximately $440 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms). Additionally, the Company acquired a controlling interest in one 662-room full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). In 1995, the Company acquired nine full-service hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million. The Company considers all of these properties as owned hotels for accounting purposes.

  During 1996, the Company has acquired one full-service hotel (374 rooms) for approximately $25 million, controlling interests in three additional properties (2,269 rooms), one of which is currently under construction and is scheduled to be completed during the third quarter of 1996, for a total investment of approximately $66 million and an 83% interest in the mortgage loans secured by a 250-room, full-service property for $18 million.

The Company has also entered into agreements to purchase two full-service properties (608 rooms) for approximately $51 million and a controlling interest in one full-service property (400 rooms) for approximately $18 million (together, the "Pending Acquisitions").

  As of December 29, 1995, the Company also owned 17 Courtyard and 18 Residence Inn properties. In February 1996, the Company entered into an agreement with a real estate investment trust (the "REIT") to sell and lease back 16 Courtyard properties and 18 Residence Inns (comprising the Pending Dispositions) for $349 million (10% of which will be deferred). The Pending Dispositions should be completed in the first and second quarters of 1996 and the Company intends to reinvest the proceeds in the acquisition of full-service lodging properties.

  Consistent with its strategy of focusing on the full-service segment of the lodging industry, the Company sold 26 of its 30 Fairfield Inns and all of its 14 senior living communities in 1994. In addition, the Company sold (subject to a leaseback) 37 Courtyard properties for approximately $330 million to the REIT in 1995. Ten percent of the sale amount of the Courtyard transactions was deferred. In 1995, the Company also sold its remaining four Fairfield Inns for net proceeds of approximately $6 million and the Springfield Radisson Hotel (which was acquired by the Company as part of a portfolio of lodging properties in 1994) for net proceeds of approximately $3 million. Management believes that all of these sales were made at valuations that were attractive to the Company.

  On December 29, 1995, the Company distributed to its shareholders through a special dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions (the "Operating Group"). The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995. Subsequent to the Special Dividend, the Company's assets principally consist of hotel lodging properties and real estate partnership investments.

HOTEL LODGING INDUSTRY

  The lodging industry as a whole, and the full-service segment in particular, is benefiting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1995, as demand growth continued to outpace additions to supply. Based on Coopers & Lybrand data, the Company expects hotel room supply growth to remain limited through 1998 and for the forseeable future thereafter. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

  Following a period of significant overbuilding in the mid-to-late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino-related construction, has been modest, largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates recently have begun to improve. According to Coopers & Lybrand, room demand for upscale full-service properties (full-service hotels with average daily rates generally falling between the 70th and 80th percentile in their market) is expected to grow approximately 2.4% annually through 1998. Increased room demand should result in increases in hotel occupancy and room rates. According to Smith Travel Research, upscale full-service occupancy grew in 1995 to 68.2%, while room rate growth exceeded inflation for the third straight year. Based on Coopers & Lybrand data, the Company expects these recent trends to continue, with overall occupancy climbing to approximately 70% by 1998, and room rates increasing at more than one and one-half times the rate of inflation in each of the next three years.

  While room demand has been rising, new hotel supply growth has slowed. Smith Travel Research shows that from 1988 to 1990, upscale full-service room supply increased an average of approximately 5% annually. According to Smith Travel Research, this growth slowed to an approximate 1.7% average annual growth rate from 1990 through 1995. Through 1998, upscale full-service room supply growth is expected to increase approximately 1.8% annually, according to Coopers & Lybrand. The increase in room demand and slow down in growth of new hotel supply has also led to increased room rates. According to Coopers & Lybrand, room rates for such hotels are expected to grow approximately 4% to 5%, annually, through 1998.

  As a result of the overbuilding in the mid-to-late 1980s, many full-service hotels built have not performed as originally planned. Cash flow has often not covered debt service requirements, causing lenders (e.g., banks, insurance companies, and savings and loans) to foreclose and become "inadvertent owners" who are motivated to sell these assets. In the Company's experience to date, these sellers have been primarily United States financial organizations. The Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and expects that there will be increased opportunities to acquire lodging properties from international financial institutions. While the interest of inadvertent owners to sell has created attractive acquisition opportunities with strong current yields, the lack of supply growth and increasing room night demand should contribute to higher long-term returns on invested capital. Given the relatively long lead time to develop urban, convention and resort hotels, as well as the lack of project financing, management believes the growth in room supply in this segment will be limited for an extended period of time.

HOTEL LODGING PROPERTIES

  The Company's hotel lodging properties represent quality assets in the full-service and limited-service (moderate-price and extended-stay) lodging segments. All but three of the Company's hotel properties are operated under Marriott brand names, each of which achieved favorable operating results relative to competing hotels in their respective market segments. The three hotels (representing an aggregate of 527 rooms, or approximately 2% of the Company's total rooms) that do not carry the Marriott brand have not been converted to the Marriott brand due to their size, quality and/or contractual commitments which would not permit such conversion.

  The following table sets forth information as of December 29, 1995 regarding the hotel properties that comprise the Company's lodging portfolio.

                                                             NUMBER      NUMBER
                                                          OF FACILITIES OF ROOMS
                                                          ------------- --------
      Hotels, Resorts and Suites (full-service)..........       55       25,932
      Courtyard Hotels (moderate-price)..................       17(/1/)   2,656
      Residence Inns (extended-stay).....................       18(/2/)   2,178
                                                               ---       ------
          Total..........................................       90       30,766
                                                               ===       ======

--------
(1) Excludes the 37 Courtyard Hotels (5,284 rooms) sold and leased back in March 1995 and August 1995.
(2) Excludes a Residence Inn currently under construction and scheduled for completion in early 1996.

  One commonly used indicator of market performance for hotels is revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. Each of the Company's lodging concepts reported annual increases in REVPAR from 1993 to 1995.

  To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For 1995 and

1994, the Company spent $56 million and $54 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

  Hotels, Resorts and Suites. As of December 29, 1995, the Company's full-service hotels included 52 Marriott-branded hotels, resorts, and suites, and three other hotel brands offering similar amenities. The Company's full-service hotels generally contain from 300 to 600 rooms, and the Company's convention hotels are larger and contain up to 1,900 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops, and parking facilities. The Company's full-service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States. The average age of the full-service properties is 14 years, several of which have had substantial renovations or major additions.

  The Company believes that its hotels consistently outperform the industry's average REVPAR growth rates. On a comparable basis, REVPAR increased 7.3% for 1995, as compared to a REVPAR increase of 4.9% for the upscale full-service segment of the lodging industry for 1995. Due to the relatively high occupancy rates of the Company's hotels, the limited supply of new rooms and the recent increase in business travel, the managers of the Company's hotels have increased average room rates by replacing certain discounted group business with higher-rated group and transient business and by selectively increasing room rates. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of full-service properties and the expected improvements from the conversion of nine properties to the Marriott brand in 1994 and 1995.

  The chart below sets forth performance information for the Company's comparable full-service hotels:

                                                                1995     1994
                                                               -------  -------
      COMPARABLE FULL-SERVICE HOTELS(/1/)
      Number of properties....................................      25       25
      Number of rooms.........................................  12,881   12,869
      Average daily rate...................................... $113.08  $103.53
      Occupancy percentage....................................    76.6%    77.9%
      REVPAR.................................................. $ 86.56  $ 80.69
      REVPAR % change.........................................     7.3%      --

--------
(1) Includes 25 properties owned by the Company for all of fiscal years 1995 and 1994, except for the 255-room Elk Grove Suites hotel, which is leased to a national hotel chain through 1997 and the 85-room Sacramento property, which is operated as an independent hotel.

  The chart below sets forth performance information for the Company's full-service hotels:

                                           1995           1994          1993(3)
                                          -------        -------        -------
      TOTAL FULL-SERVICE HOTELS
      Number of properties...............      55             41            23
      Number of rooms....................  25,932         19,492        10,400
      Average daily rate................. $110.30  (/1/) $102.82  (/2/) $89.52
      Occupancy percentage...............    75.5%(/1/)     77.4%(/2/)    74.9%
      REVPAR............................. $ 83.32  (/1/) $ 79.61  (/2/) $67.09
      REVPAR % change....................     4.7%(/1/)     18.7%(/2/)     4.4%

--------
(1) Excludes the information related to the 255-room Elk Grove Suites hotel, which is leased to a national hotel chain through 1997, the 85-room Sacramento property, which is operated as an independent hotel, the 199-room Springfield Radisson Hotel, which was sold in December 1995 and the 820-room Marriott World Trade Center acquired in the last week of 1995.
(2) Excludes the seven properties acquired in the last two weeks of 1994.
(3) Excludes the New York Marriott Marquis, which was not treated as an owned hotel until December 31, 1993.

  Revenues in 1995 for nearly all of the Company's full-service hotels, resorts and suites were improved or comparable to 1994. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the managers to maximize REVPAR on a property-by-property basis.

  A number of the Company's full-service hotel acquisitions were converted to the Marriott brand upon acquisition. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems, as well as customer recognition of the Marriott brand name. In connection with the conversion of these properties, the Company employed, or will employ, additional capital to upgrade these properties to the Company's and the new manager's standards. The invested capital with respect to these properties is primarily used for the improvement of common areas, as well as upgrading soft and hard goods (i.e., carpets, drapes, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. The conversion properties are already showing improvements as the benefits of Marriott International's marketing and reservation programs and customer service initiatives take hold. The Company actively manages these conversions and, in many cases, has worked closely with the manager to selectively invest in enhancements to the physical product to make the property more attractive to guests or more efficient to operate.

  The Company's and the managers' focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. These key objectives include evaluating marginal restaurant operations, exiting low rate airline room contracts in strengthening markets, reducing property-level overhead by sharing management positions with other managed hotels in the vicinity and selectively making additional investments where favorable incremental returns are expected. These objectives, while principally manager-initiated, have the Company's strong support, and the Company seeks to ensure their prompt implementation wherever practical.

  The Company and its managers will continue to focus on cost control, such as the sharing of managerial and administrative functions among hotels in close proximity to each other, in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the managers to share in the growth of profits in the form of incentive management fees. The Company believes this strengthens the alignment of the Company's and the managers' interests.

  During 1995, the Company completed construction of the Philadelphia Marriott Hotel (1,200 rooms; opened in January 1995), which is the largest hotel in Pennsylvania, and recently completed the construction of the Philadelphia Airport Hotel (419 rooms; opened in November 1995). The Philadelphia Marriott Hotel was financed, in part, by a mortgage loan provided by Marriott International. The Philadelphia Airport Hotel has been largely financed through the issuance of $40 million of industrial revenue bonds.

  Courtyard Hotels. The Company's Courtyard properties are moderate-priced, limited-services hotels aimed at individual business and pleasure travelers, as well as families. Courtyard hotels typically have approximately 150 rooms at locations in suburban areas or near airports throughout the United States. The Courtyard properties include well-landscaped grounds, a courtyard with a pool and socializing areas. Each hotel features meeting rooms and a restaurant and lounge with approximately 80 seats. The Courtyard hotels owned by the Company are among the newest in the Courtyard hotel system, averaging only five years old. The Company's Courtyard properties have substantially matured and are operating at exceptionally high occupancy rates. The Company believes this competitive position will enable the manager to continue to improve profitability by adjusting the mix of business to build room rates. The chart below sets forth comparable performance information for the Company's owned and leased Courtyard properties:

                                                          1995    1994    1993
                                                         ------  ------  ------
      Number of properties..............................     54      54      54
      Number of rooms...................................  7,940   7,940   7,940
      Average daily rate................................ $73.99  $68.86  $64.58
      Occupancy percentage..............................   80.5%   80.4%   79.7%
      REVPAR............................................ $59.54  $55.37  $51.47
      REVPAR % change...................................    7.5%    7.6%    9.6%

  The Company's Courtyard properties benefited in 1995 from higher demand. REVPAR increased almost 8% due to increases in room rates of over 7% and a small occupancy increase. House profit margins also increased by almost two percentage points, reflecting the operating leverage inherent in properties already running at close to capacity.

  The Company's Courtyard properties were generally fully occupied during the business week and enjoyed high occupancies during the weekends. The Company believes this competitive position will enable the manager to continue to improve profitability through yield management and selective room rate increases.

  During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold to and leased back from the REIT. In February 1996, the Company entered into an agreement with the REIT to sell and lease back 16 of the Company's remaining Courtyard properties for approximately $176 million (10% of which would be deferred). The transaction is expected to close in the first and second quarters of 1996. The Company will retain its downtown Chicago, Illinois Courtyard.

  Residence Inns. The Company's Residence Inns are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces. The 18 Residence Inns owned by the Company are among the newest in the Residence Inn system, averaging only five years old. The table below sets forth performance information for such Inns for the periods presented. The following table excludes information with respect to the 11 Residence Inns that are no longer consolidated with the Company as of December 31, 1993.

                                                          1995    1994    1993
                                                         ------  ------  ------
      Number of properties..............................     18      18      18
      Number of rooms...................................  2,178   2,178   2,178
      Average daily rate................................ $85.07  $79.58  $74.70
      Occupancy %.......................................   86.6%   85.6%   84.5%
      REVPAR............................................ $73.69  $68.12  $63.12
      REVPAR % change...................................    8.2%    7.9%   11.1%

  For 1995, the Company's Residence Inns performed well with advances in room rates of 7%, while also increasing occupancy by one percentage point. Continued popularity of this product with customers combined with increasing business travel resulted in superior performance for 1995. At an average occupancy rate of 86.6% for 1995, these properties were near full occupancy during the business week and enjoyed high occupancies during the weekends. Given this strong demand, the Company's Residence Inns were able to improve room rates through managing their mix of business.

  During 1993, the Company sold the majority of its equity interest in a partnership owning 11 Residence Inns. The Company is currently constructing one additional 300-room property in Arlington (Pentagon City), Virginia, near National Airport, just outside of Washington, D.C., which is scheduled for completion in the second quarter of 1996.

  In February 1996, the Company entered into an agreement with the REIT to sell and lease back 18 of the Company's Residence Inns for approximately $172 million (10% of which would be deferred). The transaction is expected to close in the first and second quarters of 1996. The Company will retain the Pentagon City Residence Inn.

MARKETING

  All but six of the Company's hotel properties, at December 29, 1995, are managed by Marriott International as Marriott-brand hotels. Three of the six remaining hotels are operated as Marriott brand hotels under franchise agreements with Marriott International. The Company believes that its lodging properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel systems. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Honored Guest Awards program. As other hotel chains eliminate or scale back awards for their frequent stay programs, Marriott Honored Guest Awards and its companion program, Marriott Miles, continue to expand, and now include more than 6.4 million members.

  The Marriott reservation system was upgraded significantly in 1994 giving Marriott reservation agents complete descriptions of the rooms available for sale, and more up-to-date rate information from the properties. The reservation system also features improved connectivity to airline reservation systems, providing travel agents with greater access to available rooms inventory for all Marriott lodging properties. In addition, new software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott brand property with available rooms when a caller's first choice is sold out.

PROPERTIES

  The following table sets forth certain information as of March 15, 1996 relating to each of the Company's hotels grouped by lodging concept. All of the properties are operated under Marriott brands by Marriott International, unless otherwise indicated. The land on which the hotel is built is fee owned by the Company unless otherwise indicated.

HOTELS, RESORTS AND SUITES

LOCATION                                                                   ROOMS
--------                                                                   -----
Alabama
 Point Clear(1)...........................................................   306
California
 Marina Beach (Leased)(1).................................................   372
 Napa Valley(2)...........................................................   191
 Newport Beach............................................................   570
 Sacramento Airport (Leased)(3)...........................................    85
 San Diego Marriott Hotel and Marina(4)................................... 1,355
 San Francisco Airport(2).................................................   684
 San Francisco Fisherman's Wharf(2)(5)....................................   255
 San Francisco Moscone Center (Leased).................................... 1,498
 Santa Clara (Leased).....................................................   754
Colorado
 Denver Tech Center(2)....................................................   625
 Denver West (Leased).....................................................   307
 Vail Mountain Resort(2)..................................................   349
Connecticut
 Hartford-Rocky Hill (Leased).............................................   251
Florida
 Fort Lauderdale Marina(2)................................................   580
 Miami Airport (Leased)...................................................   782
 Singer Island (Holiday Inn)(2)(3)........................................   222
 Tampa Airport (Leased)...................................................   295
 Tampa Westshore(2)(6)....................................................   309
Georgia
 Atlanta Norcross.........................................................   222
 Atlanta Northwest(1).....................................................   400
 Atlanta Perimeter (Leased)...............................................   400
 JW Marriott Hotel at Lenox (Leased)......................................   371
Illinois
 Chicago-Deerfield Suites.................................................   248
 Chicago-Elk Grove Suites (Sheraton)(3)...................................   255
Indiana
 South Bend (Leased)(2)...................................................   300
Maryland
 Bethesda (Leased)........................................................   407
 Gaithersburg-Washingtonian Center........................................   284
Michigan
 Detroit Romulus..........................................................   245
Minnesota
 Minneapolis City Center (Leased).........................................   583
Missouri
 Kansas City Airport (Leased).............................................   382
 St. Louis Pavilion (Leased)..............................................   672

LOCATION                                                                   ROOMS
--------                                                                   -----
New Hampshire
 Nashua...................................................................   251
New Jersey
 Newark Airport (Leased)..................................................   590
New York
 New York New York East Side(2)...........................................   662
 New York Marriott Marquis (Leased)....................................... 1,911
 Marriott World Trade Center(1)...........................................   820
North Carolina
 Charlotte(1)(5)..........................................................   298
 Raleigh Crabtree(2)(6)...................................................   375
Oklahoma
 Oklahoma City (Pending Acquisition)(7)...................................   354
Oregon
 Portland(2)..............................................................   503
Pennsylvania
 Philadelphia (8) ........................................................ 1,200
 Philadelphia Airport (Leased)(8).........................................   419
 Pittsburgh Hyatt (Pending Acquisition) (Leased)(9).......................   400
Texas
 Dallas/Fort Worth(1).....................................................   491
 Dallas Quorum (Leased)(2)................................................   547
 El Paso (Leased).........................................................   296
 Houston Airport (Leased).................................................   566
 J.W. Marriott Houston(2).................................................   503
 Plaza San Antonio(1)(5)..................................................   252
 San Antonio Riverwalk (Leased)(1)........................................   500
Virginia
 Dulles Airport (Leased)..................................................   370
 Dulles Suites (Pending Acquisition)(7)...................................   254
 Westfields Conference Center(2)..........................................   335
 Williamsburg(2)..........................................................   295
Washington, D.C.
 Washington Metro Center(2)...............................................   456
Barbados
 Sam Lord's Castle Resort.................................................   234
Bermuda
 Castle Harbour Resort (Leased)...........................................   395
Canada
 Toronto Eaton Centre (Leased)(1).........................................   459
 Toronto Delta Meadowvale(3)(10)..........................................   374
Mexico
 Mexico City Aeropuerto(11)...............................................   600
 Mexico City Polanco(11)..................................................   314

COURTYARD HOTELS (12)

LOCATION                                                                   ROOMS
--------                                                                   -----
California
 Laguna Hills.............................................................  136
 Torrance.................................................................  150
Florida
 Jacksonville (Leased)....................................................  146
 Miami Lakes..............................................................  151
Illinois
 Arlington Heights........................................................  152
 Chicago..................................................................  334
Iowa
 Quad Cities..............................................................  107
Maryland
 Greenbelt................................................................  152

LOCATION                                                              ROOMS
--------                                                              -----
New Jersey
 Hanover.............................................................  149
 Tinton Falls........................................................  120
New York
 Fishkill............................................................  152
 Syracuse (Leased).....................................................149
Pennsylvania
 Pittsburgh Airport..................................................  148
 Willow Grove (Leased).................................................149
Rhode Island
 Middletown..........................................................  148
Virginia
 Arlington/Rosslyn...................................................  162
 Williamsburg........................................................  151

RESIDENCE INNS (12)

LOCATION                                                                   ROOMS
--------                                                                   -----
Arizona
 Flagstaff................................................................  102
 Scottsdale...............................................................  122
 Tempe....................................................................  126
California
 Fountain Valley..........................................................  122
 Rancho Bernardo..........................................................  123
Georgia
 Atlanta Alpharetta.......................................................  103
Illinois
 Chicago..................................................................  221
Maryland
 Annapolis................................................................  102
Massachusetts
 Westborough..............................................................  109
Michigan
 Warren...................................................................  133

LOCATION                                                                   ROOMS
--------                                                                   -----
New Mexico
 Albuquerque..............................................................  112
New York
 Syracuse.................................................................  102
North Carolina
 Durham...................................................................  122
Ohio
 Columbus.................................................................  106
Pennsylvania
 Willow Grove.............................................................  118
Tennessee
 Nashville................................................................  110
Texas
 Dallas Northpark.........................................................  103
 Dallas Market Center.....................................................  142
Virginia
 Arlington-Pentagon City
  (opening in the second quarter of 1996).................................  300

--------
 (1) Property was acquired by the Company in 1995.
 (2) Property was acquired by the Company in 1994.
 (3) Property is not operated as a Marriott and is not managed by Marriott International.
 (4) The Company acquired a controlling interest in the San Diego Marriott Hotel and Marina in 1996 through a limited partnership in which the Company owns a 51% interest. See "--1996 Acquisitions."
 (5) Property is currently operated as a Marriott franchised property.
 (6) Property is owned by an affiliated partnership of the Company. A subsidiary of the Company provided 100% nonrecourse financing totaling approximately $35 million to the partnership, in which the Company owns the sole general partner interest, for the acquisition of these two hotels. The Company accounts for these properties as owned hotels for accounting purposes.
 (7) Property is expected to be purchased in 1996. See "--Pending
     Acquisitions."
 (8) Property was opened in 1995.
 (9) The Pittsburgh Hyatt will be purchased by a limited partnership in which the Company will own a 95% interest. The remaining 5% will be owned by the manager. The property will be converted to a Marriott in 1996 subsequent to its acquisition and operated as a franchised property. See "--Pending Acquisitions."
(10) Property was acquired by the Company in February 1996.
(11) The Company acquired a controlling interest in this property in February 1996. The Mexico City Polanco Hotel is currently under construction and is scheduled to be completed in the third quarter of 1996. See "--1996 Acquisitions."
(12) The Company has entered into an agreement with the REIT to sell and lease back 16 Courtyard properties and 18 Residence Inns. See "--Pending Dispositions."

1996 ACQUISITIONS

  In January 1996, the Company acquired a controlling interest in the 1,355-room San Diego Marriott Hotel and Marina through a restructuring of two limited partnerships which previously owned the hotel. The Company previously owned 5% general partner interests in each of the limited partnerships, and through a capital contribution of $10 million, became the managing general partner with a total general and limited partnership interest of 51% in one restructured partnership which now owns the San Diego Marriott Hotel and Marina.

  In February 1996, the Company also acquired a controlling interest in two hotels for $56 million in Mexico City, Mexico totaling 914 rooms. One of the hotels is currently operating and the other hotel is currently under construction and scheduled for completion in the third quarter of 1996. The hotels will be owned by a venture which includes the Company, Marriott International, which will manage the hotels, and the seller of the hotels.

  In addition, the Company acquired the 374-room Toronto Delta Meadowvale for approximately $25 million in February 1996. The hotel is currently managed by Interstate Hotel Corporation ("Interstate").

  Also in February 1996, the Company purchased an 83% interest in the mortgage loans securing the 250-room Newport Beach Marriott Suites for $18 million.

PENDING ACQUISITIONS

  During 1996, the Company has entered into agreements to purchase two full-service properties, the Washington Dulles Marriott Suites (254 rooms) and the Oklahoma City Marriott (354 rooms) and a controlling interest in one full-service property, the Pittsburgh Hyatt (400 rooms). Management anticipates that such acquisitions will be consummated in the first and second quarters of 1996.

  The Company expects that the Pittsburgh Hyatt will be acquired for approximately $18.5 million by a limited partnership, of which a subsidiary of the Company would be the sole general partner, the Company would own a 95% interest in this limited partnership and would contribute approximately $17.5 million to the limited partnership to fund the acquisition of the Pittsburgh Hyatt. Interstate would manage the Pittsburgh Hyatt and contribute approximately $1 million to the limited partnership for the acquisition of the hotel. Management anticipates that the Pittsburgh Hyatt will be converted to the Marriott brand at a cost of approximately $7 million during 1996. There was a dispute between the seller and the manager of the Pittsburgh Hyatt concerning the termination of the manager which was settled. The settlement provides for the manager to vacate the premises on the scheduled closing date of April 1, 1996, after which time the hotel will be closed for renovations in preparation for conversion to the Marriott brand. In the unlikely event that Hyatt does not vacate the premises prior to the scheduled closing, the closing could be delayed.

  The Pending Acquisitions are subject to certain conditions, including customary due diligence and other closing conditions, and no assurance can be given that the transactions will be consummated or, if consummated, that the transactions will be consummated at the time or on the terms currently contemplated. In addition to the Pending Acquisitions discussed above, the Company intends to pursue expansion opportunities through the acquisition of other full-service lodging properties.

PENDING DISPOSITIONS

  During February 1996, the Company entered into an agreement with the REIT to sell and lease back 16 Courtyard properties and 18 Residence Inns for $349 million. Ten percent of the sales price for such properties is deferred. On March 22, 1996, the parties closed this transaction with respect to three Courtyard and five Residence Inn properties for proceeds totaling approximately $91 million (10% of which was deferred). The remainder of the transaction is expected to be completed in the second quarter of 1996. The Company expects to invest such proceeds in the acquisition of full-service lodging properties.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

  The Company and certain of its subsidiaries also manage the Company's partnership investments and conduct the partnership services business. As such, the Company and/or its subsidiaries own an equity investment in, and serve as the general partner or managing general partner for, 29 partnerships which collectively own 41 Marriott full-service hotels, 120 Courtyard hotels, 50 Residence Inns and 50 Fairfield Inns. In addition, the Company holds notes receivable (net of reserves) from partnerships totaling approximately $170 million at December 29, 1995.

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

  The Company's interests in these partnerships range from 1% to 50%. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt owed by the partnership. Partnership distributions to the Company were $3 million for 1995, $4 million in 1994 and $6 million in 1993. All partnership debt is nonrecourse to the Company and its subsidiaries, except that the Company is contingently liable under various guarantees of debt obligations of certain of these partnerships. Such commitments are limited in the aggregate to $173 million at December 29, 1995. Subsequent to year-end, such maximum commitment was reduced to approximately $128 million. In most cases, fundings of such guarantees represent loans to the respective partnerships.

COMPETITION

  The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-75 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom that created an oversupply of hotel rooms. The Company expects the U.S. upscale full-service hotel supply/demand imbalance to continue to improve over the next few years as room demand continues to grow and room supply growth is expected to be minimal, in particular in the full-service segment.

  The Company's hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following table presents key participants in segments of the lodging industry in which the Company competes:

         SEGMENT                      REPRESENTATIVE PARTICIPANTS
         -------                      ---------------------------
 Full-Service............ Marriott Hotels, Resorts and Suites; Hyatt; Hilton;
                           Radisson; Doubletree; Red Lion; Sheraton; Wyndham
 Moderate-Price.......... Courtyard; Holiday Inn; Ramada Inns; Days Inn;
                           Quality Inns; Hampton Inn
 Extended-Stay........... Residence Inn; Homewood Suites; Embassy Suites;
                           Oakwood Apartments

OTHER REAL ESTATE INVESTMENTS

  The Company currently owns 38 undeveloped parcels of vacant land, totaling approximately 250 acres, originally purchased for the development of hotels or senior living communities. The Company sold 13 parcels during 1995 for proceeds of approximately $10 million. The Company may sell its remaining undeveloped parcels from time to time when market conditions are favorable. Some of the properties may be developed as part of a long-term strategy to realize the maximum value of these parcels. The Company also has lease and sublease activity relating primarily to its former restaurant operations.

  In addition, the Company owns a 174-acre parcel of undeveloped land in Germantown, Maryland, zoned for commercial office building development. The site was originally purchased in the 1980's for a proposed new corporate headquarters. Due to Company downsizing, plans for a new corporate headquarters were dropped. The Company subsequently planned to develop the site into an office project over an extended time period to recover its investment, however, the continuing weakness of the real estate market in Montgomery County, Maryland, has negatively impacted this development plan. In the fourth quarter of 1995, management instituted a program to aggressively liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full-service hotels. As part of this program, management determined that the site will no longer be developed and instead has decided to attempt to sell the property. Accordingly, the Company has recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value.

SPECIAL DIVIDEND

  In addition to acquiring and owning hotels (the "Real Estate Group"), the Company previously operated food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions (the "Operating Group"). On December 29, 1995, the Company distributed to its shareholders through a special dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company which, as of the date of the Special Dividend, owned and operated the Operating Group business. The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995.

  The Special Dividend was designed to separate two types of businesses with distinct financial, investment and operating characteristics and to allow each business to adopt strategies and pursue objectives appropriate to its specific needs. The Special Dividend (i) facilitates the development of employee compensation programs custom-tailored to each business' operations, including stock-based and other incentive programs, which will more directly reward employees of each business based on the success of that business, (ii) enables the management of each company to concentrate its attention and financial resources on the core businesses of such company, and (iii) permits investors to make more focused investment decision based on the specific attributes of each of the two businesses.

RELATIONSHIP WITH MARRIOTT INTERNATIONAL; MARRIOTT INTERNATIONAL DISTRIBUTION

  Prior to October 8, 1993, the Company was named "Marriott Corporation." In addition to conducting its existing Real Estate Group business and the Operating Group business (which was recently distributed to shareholders through the Special Dividend), Marriott Corporation engaged in lodging and senior living services management, timeshare resort development and operation, food service and facilities management and other contract services businesses (the "Management Business"). On October 8, 1993, the Company completed the Marriott International Distribution. Marriott International conducts the Management Business as a separate publicly-traded company.

  The Company and Marriott International have entered into agreements which provide, among other things, for Marriott International to (i) manage lodging properties owned or leased by the Company, (ii) advance up to $225 million to the Company under a line of credit which matures in 1998, (iii) provide $109 million of first mortgage financing for the Philadelphia Marriott Hotel and
(iv) guarantee the Company's performance in connection with certain loans or other obligations. The Company views its relationship with Marriott International as providing various advantages, including access to high quality management services, strong brand names and superior marketing and reservation systems.

  Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change of control of the Company occur.

EMPLOYEES

  The Company and its subsidiaries collectively have approximately 200 corporate employees, and approximately 600 other employees (primarily employed at two of its non-U.S. hotels) which are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. The Company believes that it has good relations with its unions and has not experienced any material business interruptions as a result of labor disputes.

ENVIRONMENTAL MATTERS

  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs"), and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with its current or prior ownership or operation of hotels, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.

ITEM 3. LEGAL PROCEEDINGS

  In September 1994, the Company and certain holders and purchasers of certain of the Company's bonds (the "PPM Group") went to trial as a result of litigation initiated by the PPM Group in response to the Marriott International Distribution. In October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for judgment in its favor on the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995, and the appeal was argued in February 1996. In March 1996, the Company settled the litigation for a payment of $1.25 million. The settlement leaves in place the trial court's judgment in favor of the Company on all of the PPM Group's claims. The settlement did not have a material effect on the Company's financial condition and results of operations.

  The Company and its subsidiaries are involved in litigation incidental to their businesses. Management believes that such litigation is not significant and will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape and the cash dividends paid per share of common stock. The Special Dividend of HM Services was completed on December 29, 1995 and provided Company shareholders with one share of common stock of HM Services for every five shares of Host Marriott common stock. Therefore, due to the Special Dividend, stock prices are not indicative of the Company's current stock price or dividend policies except for the first quarter of 1996. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. As of December 29, 1995, there were approximately 57,032 holders of record of common stock.

                                                                         CASH
                                                                       DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
      1994
        1st Quarter................................... $13 3/4 $ 8 3/4     --
        2nd Quarter...................................  11 1/8   8 3/4     --
        3rd Quarter...................................  11 7/8   9 1/2     --
        4th Quarter...................................  11 1/2   8 1/4     --
      1995
        1st Quarter................................... $11 1/4 $ 9 1/8     --
        2nd Quarter...................................   12      9 3/4     --
        3rd Quarter...................................   13     10 1/4     --
        4th Quarter(1)................................  13 7/8  11 1/2     --
      1996
        1st Quarter(2)................................ $13 3/4 $11 1/2     --

--------
(1) Prior to the Special Dividend.
(2) Subsequent to the Special Dividend.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents certain selected historical financial data of the Company which has been derived from the Company's audited Consolidated Financial Statements for the five most recent fiscal years ended December 29, 1995. The financial data for fiscal years 1991 and 1992 and the income statement data for fiscal year 1993 do not reflect the Marriott International Distribution and related transactions and, accordingly, the table presents data for the Company that include amounts attributable to Marriott International. As a result of the Marriott International Distribution and related transactions, the assets, liabilities and businesses of the Company have changed substantially.

                                  1995(1)  1994(2)  1993(2)(3)(4) 1992(4) 1991(5)
                                  -------  -------  ------------- ------- -------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues....................... $  484   $  380      $  659     $7,778  $7,421
  Operating profit before
   minority interest, corporate
   expenses and interest.........    114      152          92        406     382
  Income (loss) from continuing
   operations....................    (62)     (13)         56         75      70
  Net income (loss)(/6/).........   (143)     (25)         50         85      82
  Earnings (loss) per common
   share:(/7/)
    Income (loss) from continuing
     operations..................   (.39)    (.09)        .39        .55     .68
    Net income (loss)(/6/).......   (.90)    (.17)        .35        .64     .80
  Cash dividends declared per
   common share..................     --       --         .14        .28     .28
BALANCE SHEET DATA:
  Total assets................... $3,557   $3,366      $3,362     $5,886  $6,054
  Debt(/8/)......................  2,178    1,871       2,113      2,824   3,067

--------
(1) Operating results for 1995 include a $10 million pre-tax charge to write down the carrying value of five limited service properties to their net realizable value and a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value. In 1995, the Company recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt.
(2) In 1994, the Company recognized a $6 million extraordinary loss, net of taxes, on the required redemption of senior notes. In 1993, the Company recognized a $4 million extraordinary loss, net of taxes, on the completion of an exchange offer for its then outstanding bonds.
(3) Operating results for 1993 include the operations of Marriott International only through the Marriott International Distribution date of October 8, 1993. These operations had a net pre-tax effect on income of $211 million for the year ended December 31, 1993 and are recorded as "Profit from operations distributed to Marriott International" on the Company's consolidated statements of operations and are, therefore, not included in sales, operating profit before corporate expenses and interest, interest expense and interest income for the same period. The net pre-tax effect of these operations is, however, included in income before income taxes, extraordinary item and cumulative effect of changes in accounting principles and in net income for the same periods. Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. During 1993, the Company recorded a $34 million credit to reflect the adoption of SFAS No. 109 and a $32 million charge, net of taxes, to reflect the change in its accounting method for assets held for sale.
(4) Operating results in 1993 and 1992 included pre-tax expenses related to the Marriott International Distribution totaling $13 million and $21 million, respectively.
(5) Fiscal year 1991 includes 53 weeks.
(6) The Company recorded a loss from discontinued operations, net of taxes, as a result of the Special Dividend of $61 million in 1995, $6 million in 1994, and $4 million in 1993, and income from discontinued operations, net of taxes, of $10 million in 1992 and $12 million in 1991. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," a pre-tax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt.
(7) Earnings per common share is computed on a fully diluted basis by dividing net income available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding common shares for 1995 and 1994, as they are antidilutive.
(8) Includes convertible subordinated debt of $20 million at December 31, 1993, $228 million at January 1, 1993 and $210 million at January 3, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  The following discussion and analysis addresses the results of operations of the Company for 1995 and 1994 on a historical basis and 1993 on a pro forma basis. On October 8, 1993, Marriott Corporation (as the Company was formerly known) made a special dividend consisting of the distribution (the "Marriott International Distribution") to holders of outstanding shares of common stock, on a share-for-share basis, of all outstanding shares of its wholly-owned subsidiary, Marriott International, which at the time of the Marriott International Distribution held all of the assets relating to the lodging and senior living services management, timeshare resort development and operation, food service and facilities management and other contract services businesses (the "Management Business") formerly conducted by the Company. Marriott International now conducts the Management Business as a separate publicly traded company.

  Management believes that a discussion of the Company's historical results of operations for 1993 is not relevant because the significant changes as a result of the Marriott International Distribution and related transactions make the 1994 and 1993 historical results of operations not comparable and that it is more meaningful and relevant in understanding the present and ongoing Company operations to compare the Company's historical 1994 operating results to the pro forma operating results for 1993 reflecting the Marriott International Distribution and related transactions ("Distribution Pro Forma"). Accordingly, the Company's Distribution Pro Forma consolidated statement of operations for fiscal 1993 is presented below. This Distribution Pro Forma condensed consolidated statement of operations was prepared as if the Marriott International Distribution and related transactions and the implementation of the various related agreements entered into with Marriott International, including the lodging management agreements and senior living community leases, occurred at the beginning of the period and include only the operations of the businesses retained by the Company, and exclude, among other items, certain nonrecurring costs totaling $13 million relating to the Marriott International Distribution, accounting changes, extraordinary losses and discontinued operations related to the Special Dividend. See Notes 3, 6, 8, 9, 11, 15 and 16 to the Consolidated Financial Statements included elsewhere herein for discussion of the Marriott International Distribution, and the related transactions and agreements.

  The following Distribution Pro Forma consolidated statement of operations for 1993 and management's discussion and analysis related thereto are presented in the format that the Company adopted as of January 1, 1994. The historical and Distribution Pro Forma consolidated statements of operations and related analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein. The Distribution Pro Forma consolidated statement of operations does not purport to be indicative of results which may occur in the future or what the results of operations and financial position of the Company would have been had such transactions occurred as of the dates indicated. The Distribution Pro Forma consolidated statement of operations only reflects the consummation of the Marriott International Distribution.

                                                                      DISTRIBUTION
                                                       HISTORICAL     PRO FORMA(1)
                                                      --------------  ------------
                                                       1995    1994       1993
                                                      ------  ------  ------------
                                                       (IN MILLIONS, EXCEPT PER
                                                            SHARE AMOUNTS)
Revenues
  Hotels............................................. $  474  $  338     $  249
  Senior living communities..........................     --      14         23
  Net gains (losses) on property transactions........     (3)      6         (1)
  Equity in earnings (losses) of affiliates..........     --      --        (27)
  Other..............................................     13      22         17
                                                      ------  ------     ------
    Total revenues...................................    484     380        261
                                                      ------  ------     ------
Operating costs and expenses
  Hotels.............................................    281     198        155
  Senior living communities..........................     --       5         12
  Other..............................................     89      25         14
                                                      ------  ------     ------
    Total operating costs and expenses...............    370     228        181
                                                      ------  ------     ------
Operating profit before minority interest, corporate
 expenses and interest...............................    114     152         80
Minority interest....................................     (2)     (1)        (1)
Corporate expenses...................................    (36)    (31)       (23)
Interest expense.....................................   (178)   (165)      (152)
Interest income......................................     27      29         26
                                                      ------  ------     ------
Loss from continuing operations before income taxes..    (75)    (16)       (70)
Benefit for income taxes.............................     13       3         10
                                                      ------  ------     ------
Loss from continuing operations(/2/)(/3/)(/4/)....... $  (62) $  (13)    $  (60)
                                                      ======  ======     ======
Loss per common share from continuing operations..... $ (.39) $ (.09)    $ (.51)
Weighted average shares outstanding(/5/).............  158.3   151.5      116.7

--------
(1)Significant adjustments to the 1993 historical financial statements for the Distribution Pro Forma data include:
 . the reduction of hotel revenues by $354 million to equal house profit, which the Company treats as revenue from owned hotels subsequent to the Marriott International Distribution, with a matching decrease in operating costs and expenses. See Note 3 to the Consolidated Financial Statements included elsewhere herein;
 . the reduction of operating profit by $14 million to reflect management fees paid to Marriott International under the lodging management agreements;
 . the reduction of property level revenues of $67 million to equal rental income of $23 million and the reduction of operating expenses of $46 million for senior living communities owned by the Company and leased to Marriott International. See Note 3 to the Consolidated Financial Statements included elsewhere herein;
 . the elimination of the pre-tax profit from operations distributed to Marriott International of $211 million;

 . the elimination of certain nonrecurring charges of $13 million directly related to the Marriott International Distribution; and . the net decrease to interest expense of $12 million primarily related to the assumption by Marriott International of 90% of the Liquid Yield Option Notes ("LYONs") issued by Marriott Corporation, partially offset by the increase in interest expense as a result of a debt exchange offer in 1993. See Note 9 to the Consolidated Financial Statements included elsewhere herein.

  Summary historical and Marriott International Distribution Pro Forma data are presented below (in millions):

                                                     FISCAL YEAR 1993
                                            -----------------------------------
                                                        PRO FORMA  DISTRIBUTION
                                            HISTORICAL ADJUSTMENTS  PRO FORMA
                                            ---------- ----------- ------------
Revenues...................................    $659       $(398)       $261
Operating profit before corporate expenses
 and interest..............................      92         (12)         80
Corporate expenses and minority interest...      37         (13)         24
Interest expense...........................     164         (12)        152
Profit from operations distributed to
 Marriott International....................     211        (211)         --
Income (loss) from continuing operations...      56        (116)        (60)

(2) SFAS No. 109 "Accounting for Income Taxes" was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. The Company recorded a $34 million credit to reflect the adoption of SFAS No. 109 and a $32 million charge, net of taxes, to reflect the change in its accounting method for assets held for sale in 1993. See the Notes to the Consolidated Financial Statements included elsewhere herein.
(3) In 1995, the Company recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt. The Company recognized a $6 million extraordinary loss, net of taxes, on the required redemption of senior notes in 1994. The Company recognized a $4 million extraordinary loss, net of taxes, on the completion of a debt exchange offer in 1993. See Notes 3 and 8 to the Consolidated Financial Statements included elsewhere herein.
(4) The Company's loss from discontinued operations, net of taxes, as a result of the Special Dividend was $61 million in 1995, $6 million in 1994 and $4 million in 1993. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", a pre-tax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt. See the Consolidated Financial Statements included elsewhere herein.
(5) The 1993 pro forma weighted average shares are based on weighted average common shares of the Company adjusted to reflect (i) the conversion of the Company's preferred stock into 10.6 million shares of Common Stock prior to the Marriott International Distribution, and (ii) the issuance by the Company of 1.8 million shares of its Common Stock, prior to the Marriott International Distribution, in connection with the refinancing of certain of its senior debt.

  Subsequent to the Marriott International Distribution, revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on real estate transactions, equity in the earnings of affiliates and lease rentals from the Company's senior living communities (1994 and 1993). House profit reflects the net revenues flowing to the Company as property owner and represents hotel sales less property-level expenses (excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses). The operating costs and expenses of the senior living communities consist of depreciation and amortization, while other operating costs and expenses include idle land carrying costs and certain other costs.

  For the periods discussed herein, the Company's properties have experienced substantial increases in room revenues generated per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. The REVPAR increase primarily represents strong percentage increases in room rates, while occupancies have generally increased slightly or remained flat. Increases in room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the lodging industry today, particularly in the full-service segment. The Company expects this supply/demand imbalance, particularly in the full-service segment, to continue, which should result in improved REVPAR and operating profits at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

  Nine of the Company's properties were converted to the Marriott brand name following their acquisition by the Company. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems and Honored Guest Awards Program, as well as customer recognition of the Marriott brand name. In connection with the conversion of four of the nine conversion properties, the Company employed, or will employ, additional capital to upgrade these properties to the Company's and the new manager's standards. The invested capital with respect to these properties is primarily used for the improvement of common areas as well as upgrading soft and hard goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. Due to these disruptive periods, the time necessary for integration into the nationwide Marriott system and the Company's realization of the anticipated effect of these improvements, the operating results for 1995 do not reflect the full impact of conversion for these four properties. The Company expects to begin to realize the benefits of conversion improvements within six to 12 months of their completion. For three of the four conversion properties, the Company expects to realize the benefits during 1996. For the fourth conversion property, significant conversion improvement efforts will be completed during 1996 and the Company expects to begin to realize the benefits therefrom in 1997. The operating performance of the five properties which did not require significant renovation have begun to reflect the benefits of conversion subsequent to their conversion to the Marriott brand name.

  The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels. Successful 1994 and 1995 full-service hotel performance resulted in certain of the Company's properties reaching levels which allowed the manager to share in the growth of profits in the form of higher management fees. The Company views this as a positive development because it helps to strengthen the alignment of the managers' interest with the Company's. The Company expects that this trend will continue in 1996 as the hotel industry continues to strengthen.

  The Consolidated Financial Statements of the Company have been restated to reflect the results of the Operating Group as discontinued operations for all periods discussed below.

1995 COMPARED TO 1994

  Revenues. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on real estate transactions, equity in earnings of affiliates and lease rentals for the Company's senior living communities (in 1994). Revenues increased $104 million, or 27%, to $484 million in 1995. The Company's revenue and operating profit from continuing operations were impacted by:

  .improved lodging results (see discussion below);
  .the net addition of 28 full-service hotel properties during 1994 and 1995; .the 1995 sale and leaseback of 37 of the Company's Courtyard properties;
  . the $60 million pre-tax charge in 1995 to write down the carrying value of one undeveloped land parcel to its estimated sales value;
  . the $10 million pre-tax charge in 1995 to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net sales values;
  .the 1994 sale of the Company's senior living communities;
  .the 1994 and 1995 sales of the Company's Fairfield Inns; and
  . the 1994 reduction in general liability and workers' compensation self-insurance program reserves related to the Company's continuing operations of $4 million.

  Hotel revenues increased $136 million, or 40%, to $474 million in 1995, as all three of the Company's lodging concepts reported growth in REVPAR. The hotels added by the Company in 1994 and 1995 provided $134 million of revenue in 1995. Excluding the impact of the addition of full-service properties, the sales of the Fairfield Inns, and the sale and leaseback of 37 Courtyards, comparable hotel revenues increased $28 million, or 11%, in 1995 over 1994.

  Revenue for nearly all of the Company's full-service hotels, resorts and suites for 1995 was improved or comparable to the results for 1994. Increases in REVPAR of 7% for comparable units led to improved results. On a comparable basis for the Company's full-service properties, average room rates increased 9%, while average occupancy decreased over one percentage point.

  The Company's moderate-price Courtyard properties reported nearly an 8% increase in REVPAR due to a 7% increase in average room rates and a small increase in occupancy.

  The Company's extended-stay Residence Inns reported an 8% increase in REVPAR due to an increase in average room rates of 7%, combined with a one percentage point increase in average occupancy. Due to the high occupancy of these properties, the Company expects future increases in REVPAR, if any, to result from room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

  In the third quarter of 1994, the Company sold 26 of its 30 Fairfield Inns for $114 million and in the second quarter of 1995, the Company sold its four remaining Fairfield Inns to the same buyer for net cash proceeds of $6 million. Revenues and operating profit in 1995 for the four remaining Fairfield Inns prior to their disposition were comparable to 1994.

  The net loss on property transactions for 1995 includes the pre-tax charge of $10 million to write down the carrying value of five individual Courtyard and Residence Inn properties held for sale to their estimated net sales values, partially offset by the deferred gain amortization related to the 1994 and 1993 sales of the Company's remaining limited partner interests in the Residence Inn USA partnership.

  Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. The Company's operating costs and expenses increased $142 million to $370 million for 1995 primarily representing increased hotel operating costs, partially offset by the impact on operating costs from the 1994 sale of the senior living communities. Hotel operating costs increased $83 million to $281 million for 1995 primarily due to the net addition of 28 full-service properties during 1994 and 1995 and increased management fees and rentals tied to improved property results, net of the impact of the sales of certain limited-service properties discussed above. As a percentage of hotel revenues, hotel operating costs and expenses remained unchanged at 59% of revenues in both 1995 and 1994. During the fourth quarter of 1995, the Company determined that a 174-acre undeveloped land site will no longer be developed into an office project over an extended time period as previously planned but, instead, the Company decided to market the site for near-term sale. As a result of this change in strategy, a pre-tax charge of $60 million was recorded to reduce the asset to its estimated sales value.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit decreased $38 million, or 25%, to $114 million in 1995. Hotel operating profit increased $53 million, or 38%, to $193 million, or 41% of revenues, for 1995 from $140 million, or 41% of revenues, for 1994. The hotels added by the Company in 1994 and 1995 provided $65 million of operating profit for 1995. Excluding the impact of the non-comparable items discussed earlier, hotel operating profit increased $29 million, or 31%, over 1994. Several hotels, including the New York Marriott Marquis, Santa Clara Marriott and the Newport Beach Marriott posted significant improvements in operating profit.

  Corporate Expenses. Corporate expenses increased $5 million to $36 million in 1995 primarily due to an increase in the number of employees and overall higher corporate administrative and travel costs associated with higher revenues. As a percentage of revenues, corporate expenses decreased to 7% of revenues in 1995 from 8% in 1994.

  Interest Expense. Interest expense increased by 8% to $178 million in 1995 primarily due to the additional debt incurred in connection with the 1994 and 1995 full-service hotel acquisitions, increased interest rates on the Company's variable rate debt, and the decreased benefit from the Company's interest rate swap agreements, which was partially offset by the net impact of the 1994 and 1995 redemptions of senior notes of Host Marriott Hospitality, Inc. ("Hospitality Notes") and the line of credit with Marriott International.

  Continuing Operations. The loss from continuing operations for 1995 increased $49 million to $62 million principally due to the changes in operating profit discussed above and the increase in corporate expenses and interest expense.

  Discontinued Operations. The loss from discontinued operations for 1995 of $61 million principally was due to a $10 million extraordinary loss on the redemption and defeasance of certain debt in 1995, a charge of approximately $47 million before taxes for the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," a $15 million pre-tax charge for the restructuring of HM Services' business processes and $9 million of expenses related to the Special Dividend.

  The Company wrote down 15 individual operating units in connection with the adoption of SFAS No. 121 and the change in accounting to assessment of impairment on an individual operating unit basis. Approximately 73% of the write-down related to two operating units, the Florida Turnpike (approximately $25 million) and the Orlando Airport (approximately $9 million). The Company has written off all of the assets related to these two operating units due to projected future negative cash flows at such operating units. While the Company has been aware that these two operating units have been incurring negative cash flows since the late 1980s (including negative cash flows totaling approximately $2.4 million in 1995), the effects on the Company of such negative cash flows for any period have been offset by positive cash flows from other operating units comprising the Operating Group's airport and tollroad business lines. As of December 29, 1995, the total projected net cash flow deficit for the remaining terms of the leases of the 15 operating units written down was approximately $45 million. As a result of the consummation of the Special Dividend on December 29, 1995, the business operations of the Company no longer include the Operating Group and, therefore, the projected future negative cash flows form these operating units will have no affect on the Company's future financial condition or results of operations.

  Extraordinary Item. In connection with the redemption and defeasance of certain of the Company's debt in 1995, the Company recognized an extraordinary loss of $30 million ($20 million after taxes), primarily representing premiums paid on the redemption of Hospitality Notes of $13 million and the write-off of deferred financing fees and discounts on the Hospitality Notes and the Revolver (as defined herein).

  Net Loss. The Company's net loss for 1995 increased $118 million to $143 million. The net loss for 1995 was $.90 per share, compared to $.17 per share for 1994.

HISTORICAL 1994 COMPARED TO PRO FORMA 1993

  Revenues. Revenues from continuing operations rose $119 million, or 46%, to $380 million for 1994 from $261 million on a pro forma basis for 1993. The Company's revenue and operating profit from continuing operations were impacted by:

  . improved lodging results (see discussion below);

  . the addition of 18 full-service hotel properties during 1994;

  . the consolidation of the partnership owning the New York Marriott Marquis on December 31, 1993;

  . the 1994 sale of the Company's senior living communities;

  . the 1994 sale of 26 of the Company's Fairfield Inns;

  . the 1994 reduction in general liability and workers' compensation self-insurance program reserves related to the Company's continuing operations of $4 million;

  . the 1993 $11 million charge to write down the carrying value of certain
    Fairfield Inn properties held for sale to their net realizable value;

  . the 1993 sale of 11 Residence Inns; and

  . the 1993 $10 million gain on the sale of the Company's interest in a hotel partnership.

  Hotel revenues increased $89 million, or 36%, to $338 million for 1994, as all of the Company's lodging concepts reported growth in REVPAR for comparable units. The hotels added by the Company in 1994 provided $27 million of revenue. Excluding the impact of the addition of full-service properties, the sales of the Fairfield Inns and Residence Inns and consolidation of the New York Marriott Marquis, comparable hotel revenues increased $31 million, or 15%, in 1994 over pro forma 1993.

  Revenue for the Company's full-service hotels, resorts, and suites was improved or comparable to 1993 results with the exception of the Miami Airport Marriott Hotel which achieved very high occupancy levels in early 1993 resulting from Hurricane Andrew in 1992. The Company's full-service hotels posted a 7% increase in REVPAR for comparable units. Average occupancy increased over one percentage point for comparable units, while average room rates increased 5%.

  The Company's moderate-priced Courtyard properties reported significant increases in revenues in 1994 due to REVPAR increases. REVPAR of the Company's Courtyard properties increased 8%, due to a 7% increase in average room rates and almost a one percentage point increase in average occupancy.

  The Company's extended-stay Residence Inns also reported significant increases in revenues in 1994 due to REVPAR increases. REVPAR of the Company's Residence Inns increased 8% for comparable units due primarily to an increase in average room rates of 7%, combined with a one percentage point increase in average occupancy.

  On August 5, 1994, the Company sold 26 of its Fairfield Inns to an unrelated party for net proceeds of approximately $114 million. Prior to their sale, year-to-date revenues and operating profit were comparable to the prior year. Year-to-date revenues and operating profit for the four remaining Fairfield Inns were comparable to the 1993 pro forma amounts.

  Senior living communities' revenues consist of rentals earned under the lease agreements with Marriott International. During the first quarter of 1994, the Company executed an agreement to sell all of its senior living communities to an unrelated party for approximately $320 million, which approximated the communities' carrying value. The sale of the communities was completed during the second and third quarters of 1994. Prior to their sales, year-to-date revenues and operating profit for senior living communities were comparable to 1993.

  The net gains (losses) on property transactions for 1994 principally included amortization of the deferred gain on the 1993 sale of Residence Inns, and for 1993 principally included the Fairfield Inn net realizable value write-down and the gain on the 1993 sale of the Company's interest in the partnership owning the Boston Copley Marriott Hotel.

  Equity in earnings (losses) of affiliates was break even for 1994, compared to $27 million of losses recorded in 1993. The significant decrease is attributable to the consolidation of the partnership owning the New York Marriott Marquis on December 31, 1993.

  Operating costs and expenses. Operating costs and expenses increased $47 million to $228 million in 1994. Hotel operating costs increased $43 million to $198 million in 1994. As a percentage of hotel revenues, hotel operating costs and expenses represented 59% of revenues in 1994 and 62% of revenues in 1993. Due to favorable claims experience for the general liability and workers' compensation self-insurance programs, the Company reduced its related actuarially estimated reserves by $4 million in 1994, which is reflected as a reduction in the Company's other operating costs and expenses.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $72 million, or 90%, to $152 million in 1994. Hotel operating profit increased $46 million, or 49%, to $140 million, or 41% of hotel revenues for 1994 from $94 million or 38% of hotel revenues for 1993 on a pro forma basis. The hotels added by the Company in 1994 provided $13 million of operating profit for 1994. Excluding the impact of the noncomparable items discussed earlier, hotel operating profit increased $24 million, or 32%, over pro forma 1993 levels.

  Corporate expenses. Corporate expenses increased $8 million to $31 million for 1994 primarily due to higher employee restricted stock award expenses and administrative costs. Corporate expenses decreased to 8% of revenues in 1994 from 9% of revenues in 1993.

  Interest expense. Interest expense increased by 9% to $165 million for 1994 due to the consolidation of the partnership owning the New York Marriott Marquis and the impact of rising interest rates on the Company's floating rate debt and interest rate swap agreements, partially offset by the impact of bond redemptions in the second half of 1994.

  Continuing Operations. The loss from continuing operations for 1994 decreased $47 million to $13 million principally due to the strong performance of the Company's lodging properties as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company funds its capital requirements with a combination of operating cash flow, debt and equity financing, and proceeds from sales of selected properties and other assets. The Company utilizes these sources of capital to acquire new properties, fund capital additions and improvements, and make principal payments on debt.

  Capital Transactions. On December 20, 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes") to several initial purchasers (the "December 1995 Debt Offering"). Acquisitions owns 15 of the Company's 90 full-service hotel properties. The Acquisitions Notes were issued at par and have a final maturity of December 2007. The net proceeds totaled $340 million and were utilized to repay in full the outstanding borrowings of $210 million under Acquisitions' $230 million revolving credit facility (the "Revolver"), which was then terminated, to acquire one full-service property for $29 million in December 1995 and another full-service property for $25 million in the first quarter of 1996, and to finance future acquisitions of full-service hotel properties with the remaining $76 million of proceeds. The Acquisitions Notes are guaranteed by Acquisitions' subsidiary. The indenture governing the Acquisitions Notes contains covenants that, among other things, limit the ability of Acquisitions and its subsidiary to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Acquisitions' subsidiary, and enter into certain mergers and consolidations. In addition, under certain circumstances, Acquisitions will be required to offer to purchase the Acquisitions Notes at par value with the proceeds of certain asset sales. Acquisitions will not be required to make principal payments on the Acquisitions Notes until maturity, except in the event of certain changes in control. Distributions by Acquisitions to the Company are available through the payment of dividends only to the extent that the cumulative amount of such dividends from December 20, 1995 does not exceed $15 million plus an amount equal to the excess of Acquisitions' EBITDA over 200% of Acquisitions' interest expense, as defined in the indenture, plus the amount of capital contributions to Acquisitions subsequent to December 20, 1995. Acquisitions has the ability to enter into a revolving credit facility of up to $25 million, which would be available for Acquisitions' working capital, and other general corporate purposes, and to incur other indebtedness as specified in the indenture.

  On May 25, 1995, two wholly-owned subsidiaries of Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned subsidiary of the Company, issued an aggregate of $1 billion of 9.5% senior secured notes in two concurrent offerings. HMH Properties, Inc. ("Properties"), the owner of 57 of the Company's 90 lodging properties, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of HM Services' food, beverage and merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their respective subsidiaries. The bonds were issued at par and have a final maturity of May 2005. The net proceeds of approximately $971 million were used to defease, and subsequently redeem, all of Hospitality's remaining bonds (the "Hospitality Notes") and to repay borrowings under the line of credit with Marriott International. The Properties Notes are secured by a pledge of the stock of certain of Properties' subsidiaries and are guaranteed, jointly and severally, by certain of Properties' subsidiaries. The indenture governing the Properties Notes contains covenants that, among other things, limit the ability of Properties and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Properties' subsidiaries, and enter into certain mergers and consolidations. Distributions of Properties' equity are restricted but will be available for the payment of dividends to the extent that the cumulative amount of such dividends from May 25, 1995 does not exceed $25 million plus an amount equal to the excess of Properties' EBITDA over 200% of Properties' interest expense, as defined in the indenture, plus the amount of capital contributions to Properties subsequent to May 25, 1995. Properties has the ability to enter into a revolving credit facility of up to $35 million, which would be available for Properties' working capital and other general corporate purposes, and to incur other indebtedness as specified in the indenture. The HMTP senior notes were included in the HM Services Special Dividend.

  Under the indentures for the Acquisitions Notes and the Properties Notes, proceeds from the sale of assets within the subsidiary issuing the notes may be used for the acquisition of new properties subject to certain limitations.

  During 1995, the Company replaced its $630 million line of credit with a new line of credit with Marriott International (the "New Line of Credit") pursuant to which the Company has the right to borrow up to $225 million to fund (i) obligations under certain guarantees made by the Company, (ii) payments of principal on specified recourse debt of the Company and its subsidiaries,
(iii) payment of interest on amounts borrowed under the New Line of Credit and on specified recourse debt of the Company and its subsidiaries, (iv) working capital, and (v) other items approved in advance by Marriott International. Borrowings under the New Line of Credit bear interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and mature in June

1998. Any such borrowings are guaranteed by, or secured by the pledge of the stock of, certain subsidiaries of the Company. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit. There was $22 million outstanding under the New Line of Credit at December 29, 1995. The New Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, create liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, and repurchase their common stock. When no advances are outstanding under the New Line of Credit and the Company and certain of its subsidiaries have adequately reserved for debt maturities over a 6-month term, such restricted payments as would otherwise be prohibited are permitted in the amount by which aggregate EBITDA of the Company and certain of its subsidiaries (as defined in the New Line of Credit) and the proceeds of specified stock issuances exceed 170% of the aggregate of certain specified charges.

  In January 1994, the Company raised $230 million of net proceeds from the sale of 20.1 million shares of common stock. Additionally, the Company obtained the Revolver for up to $230 million with a group of commercial banks for the acquisition of full-service hotels. The common stock and Revolver proceeds were utilized to fund the acquisition of full-service hotel properties. As discussed above, the Revolver was repaid in full, and terminated, with certain proceeds from the December 1995 Debt Offering.

  There are no plans to pay regular cash dividends on the Company's common stock in the near future, and the Company is prohibited from paying dividends while amounts are outstanding under its New Line of Credit with Marriott International.

  Asset Dispositions. The Company historically has and may, from time to time in the future, consider opportunities to sell certain of its real estate properties if price targets can be achieved. During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold to and leased back from the REIT for approximately $330 million. The Company received net proceeds from the two transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions will be amortized over the initial term of the leases. In February 1996, the Company entered into an agreement with the REIT to sell and lease back 16 of the Company's remaining Courtyard properties for approximately $176 million and 18 of the Company's Residence Inn properties for approximately $172 million (10% of the sale amount of both transactions would be deferred). The transactions are expected to close in the first and second quarters of 1996. In 1995, the Company also sold its four remaining Fairfield Inns for net cash proceeds of approximately $6 million, which approximated their carrying value, and the Springfield Radisson Hotel for net cash proceeds of approximately $3 million, which approximated its carrying value. During the second and third quarters of 1994, the Company sold 14 senior living communities to an unrelated party for approximately $320 million, which approximated the communities' carrying value. Additionally, during the third quarter of 1994, the Company sold 26 of its Fairfield Inns to an unrelated party. The net proceeds from the sale of the hotels was approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million, and such excess has been deferred. Approximately $27 million of the Fairfield Inn proceeds was payable in the form of a note from the purchaser. The Company also sold 28 undeveloped land parcels during 1994 and 1995 for proceeds of approximately $33 million.

  In cases where the Company has made a decision to dispose of particular properties, the Company assesses impairment of each individual property to be sold on the basis of expected sales price less estimated costs of disposal. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its fair market value. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale. While management expects to sell these properties as part of one or more portfolios and has currently signed an agreement to do so, the Company recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net sales values. The Company also recorded an $11 million charge in the fourth quarter of 1993 to write down 15 individual Fairfield Inn properties to their net realizable value, although the overall sales transaction generated a net gain.

  Capital Acquisitions, Additions and Improvements. The Company seeks to grow primarily through opportunistic acquisitions of full-service hotels. The Company believes that the full-service segment of the market offers opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including under-performing hotels which can be improved under new management. During 1995, the Company acquired nine hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million ($141 million of which was financed through first mortgage financing on four of the hotels). Four of the nine acquisitions, totaling $223 million, were completed in the fourth quarter of 1995. During 1994, the Company acquired 15 full-service hotels totaling approximately 6,100 rooms (including one 199-room hotel subsequently sold in 1995) for approximately $440 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms) by the partnership. Additionally, the Company acquired a controlling interest in one 662-room, full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company considers all of these properties as owned hotels for accounting purposes.

  During the first quarter of 1996, the Company acquired one full-service hotel (374 rooms) for $25 million, controlling interests in three additional properties (2,269 rooms) for approximately $66 million and an 83% interest in the mortgage loans secured by a 250-room full-service property for $18 million. See " "Business and Properties--1996 Acquisitions." The Company has also entered into agreements to purchase two full-service properties (608 rooms) for approximately $51 million and a controlling interest in one full-service property (400 rooms) for approximately $18 million. The Company is continually engaged in discussions with respect to other potential acquisition properties.

  Under the terms of its management agreements, the Company is generally required to spend approximately 5% of gross hotel sales to cover the capital needs of the properties, including major guest room and common area renovations which occur every five to six years. The Company anticipates spending approximately $75 million to $80 million annually on the renovation and refurbishment of the Company's existing lodging properties.

  The Company completed the construction of the 1,200-room Philadelphia Marriott Hotel, which opened on January 27, 1995. The construction costs of this hotel were funded 60% through a loan from Marriott International ($109 million outstanding at December 29, 1995). Construction of a second hotel in Philadelphia, the 419-room Philadelphia Airport Marriott Hotel (the "Airport Hotel"), also was completed and opened on November 1, 1995. The Airport Hotel was financed principally with $40 million of proceeds from an industrial development bond financing. The Company also is constructing a 300-room Residence Inn in Arlington, Virginia, scheduled for completion in early 1996. Capital expenditures for these three hotels totaled $64 million in 1995, $104 million in 1994 and $60 million in 1993. The Company anticipates spending approximately $7 million in 1996 to complete construction of the Pentagon City Residence Inn in Arlington, Virginia.

  Debt Payments. At December 29, 1995, the parent company is obligated on approximately $262 million of recourse debt (which has been classified as "debt carrying a parent company guarantee of repayment"), including $22 million outstanding under the New Line of Credit. Required amortization of these obligations is generally limited to $172 million over the next five years.

  The remainder of the Company's debt, approximately $1,916 million at December 29, 1995, is secured by specific hotel properties or has recourse limited to certain subsidiaries of the Company, and has been classified as "debt not carrying a parent company guarantee." Payments on a large portion of this debt generally come from the specific cash flows generated by the assets securing the debt. Maturities over the next five years total $375 million, a substantial portion ($302 million) of which represents the maturity of the mortgage on the New York Marriott Marquis in 1998.

  The Company repaid certain indebtedness (with a principal balance of $87 million) upon its maturity on May 24, 1995 with a draw on its line of credit with Marriott International. Additionally, and pursuant to the then-existing indenture, senior notes issued by Hospitality were required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales (at par) and 100% of net refinancing proceeds (generally at 103% of the principal amount). Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company redeemed $100 million of Hospitality bonds in the second quarter of 1995.

  The Company currently is party to eight interest rate exchange agreements with an aggregate notional amount of $545 million. These agreements are with Citibank, N.A., New York, Salomon Brothers and the Industrial Bank of Japan Trust Company (the "Contracting Parties"). Under certain of these agreements aggregating $400 million, the Company pays interest based on the specified floating rates of three- and six-month LIBOR (average rate of 5.6% at December 29, 1995) and collects interest at fixed rates (average rate of 7.1% at December 29, 1995) through May 1997. Under the remaining agreements aggregating $145 million, the Company collects interest based on specified floating interest rates of one month LIBOR (rate of 6.1% at December 29, 1995) and pays interest at fixed rates (average rate of 6.4% at December 29, 1995). These agreements expire in 1996 through 1998. The Company realized a net reduction of interest expense of $5 million in 1995, $11 million in 1994 and $21 million in 1993 related to interest rate exchange agreements. The Company monitors the creditworthiness of the Contracting Parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB+ or better. The Company is exposed to credit loss in the event of non-performance by the Contracting Parties; however, the Company does not anticipate non-performance by the Contracting Parties.

  Cash Flows. The Company's cash flow from operations in 1995, 1994 and 1993 totaled $110 million, $75 million and $335 million, respectively.

  The Company's cash from investing activities from continuing operations in 1995, 1994 and 1993 totaled $156 million, $135 million and $201 million, respectively. Cash from investing activities primarily consists of net proceeds from the sales of certain assets, offset by the acquisition of hotel and other real estate assets and other capital expenditures previously discussed.

  The Company's cash from financing activities from continuing operations was $204 million for 1995 and $24 million in 1994, while cash used in financing activities was $389 million for 1993. The Company's cash from financing activities from continuing operations primarily consists of the proceeds from equity and debt offerings, borrowings under the line of credit with Marriott International and the Revolver, mortgage financing on certain acquired hotels, offset by redemptions and payments on senior notes, the line of credit with Marriott International, the Revolver and other scheduled principal payments.

  Lodging Properties Formerly Held For Sale. Prior to the Marriott International Distribution, the Company developed and sold lodging properties to syndicated limited partnerships, while continuing to operate the properties under long-term agreements. Those agreements provided the Company with specified percentages of sales and operating profits as compensation for operating the properties for the owners.

  Most lodging properties developed by the Company since the early 1980s were reported as assets held for sale prior to 1992. The Company used this classification because the sale of newly developed lodging properties, subject to long-term operating agreements, was the principal method of financing the Company's lodging property development during this period. Sales of such properties also enabled the Company to transfer the risk of real estate ownership. Most of these properties were in the Company's Courtyard, Fairfield Inn and Residence Inn brands, and were sold in large groups with a balanced geographical mix of properties of the same brand.

  In April 1992, as a result of continuing unfavorable conditions in the real estate markets, the Company decided it was no longer appropriate to view such sales of lodging properties as a primary means of long-term financing. Accordingly, the Company discontinued classification of these properties as assets held for sale.

  During the period the Company classified lodging properties as assets held for sale, it determined the net realizable value of such assets on a property-by-property basis in the case of full-service hotels, resorts and suites, and on an aggregate basis, by brand, in the case of its limited service (i.e., Courtyard, Fairfield Inn and Residence Inn) lodging properties. On this basis, the carrying value of these properties was not in excess of their net realizable value based on estimated selling prices, although, as a result of deteriorating market conditions, certain individual properties within a limited service brand had carrying values in excess of their estimated selling prices. In certain cases, these unrealized losses related to properties constructed during 1990 and 1991 where total development and construction costs exceeded net realizable value. Following the reclassification of these properties, the Company assesses impairment of its owned real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value.

  Beginning in the second fiscal quarter of 1993, under a new accounting policy adopted by the Company, net realizable value of assets held for sale is determined on a property-by-property basis as to all lodging properties, whereas formerly such determination was made on an aggregate basis by hotel brand as to Courtyard properties, Fairfield Inns and Residence Inns. The after-tax cumulative effect of this change on years prior to 1993 of $32 million was recorded in the quarter ended June 18, 1993. The reduction in the annual depreciation charge as a result of this change did not have a material effect on 1993 results of operations.

  Partnership Activities. The Company serves as general partner or the managing general partner of numerous limited partnerships which own 261 hotels as of December 29, 1995, managed by Marriott International. Debt of the hotel limited partnerships is typically secured by first mortgages on the properties and is generally nonrecourse to the partnership and the partners. However, the Company has committed to advance amounts to these affiliated limited partnerships, if necessary, to cover certain future debt service requirements. Such commitments were limited, in the aggregate, to $173 million at December 29, 1995. Subsequent to year-end, such maximum commitment was reduced to $128 million. Net fundings under these guarantees amounted to $8 million in 1995 and $2 million for 1994.

  Leases. The Company leases certain property and equipment under noncancelable operating leases, including the long-term ground leases for certain hotels, generally with multiple renewal options. The leases related to the 37 Courtyard properties sold during 1995 contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. The Company remains contingently liable on certain leases related to divested non-lodging properties. Management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

  Inflation. The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

  A substantial portion of the Company's debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. However, the Company currently is exposed to variable interest rates through four interest rate exchange agreements with an aggregate notional amount of $400 million. These agreements are with Citibank, N.A., New York and Salomon Brothers. Under these agreements, the Company pays interest based on the specified floating rates of three- and six-month LIBOR (average rate of 5.6% at December 29, 1995) and collects interest at fixed rates (average rate of 7.1% at December 29, 1995) through May 1997. In addition, outstanding borrowings under the New Line of Credit ($22 million as of December 29, 1995) and the mortgage on the Philadelphia Marriott Hotel ($109 million at December 29, 1995) bear interest based on variable rates. Accordingly, the amount of the Company's interest expense under the interest rate swap agreements and the floating rate debt for a particular year will be affected by changes in short-term interest rates.

  Accounting Standards. In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Adoption of SFAS No. 114 did not have a material effect on the Company's consolidated financial statements.

  Effective September 9, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have any effect on the Company's continuing operations. See the discussion below for a discussion of the impact of the adoption of SFAS No. 121 on discontinued operations.

  SFAS No. 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows associated with the asset. Under SFAS No. 121, the Company reviewed the impairment of its assets employed in its operating group business lines (airport, toll plaza and sports and entertainment) on an individual operating unit basis. For each individual operating unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair market value of the unit's assets was recognized. Fair market value was estimated to be the present value of expected future cash flows of the individual operating unit, as determined by management, after considering such factors as future air travel and toll-pay vehicle data and inflation. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash, pre-tax charge against earnings during the fourth quarter 1995 of $47 million, which has been reflected in discontinued operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   32
Consolidated Balance Sheets as of December 29, 1995 and December 30, 1994.   33
Consolidated Statements of Operations for the Fiscal Years Ended December
 29, 1995, December 30, 1994 and December 31, 1993........................   34
Consolidated Statements of Shareholders' Equity for Fiscal Years Ended
 December 29, 1995, December 30, 1994 and December 31, 1993...............   35
Consolidated Statements of Cash Flows for Fiscal Years Ended December 29,
 1995, December 30, 1994 and December 31, 1993............................   36
Notes to Consolidated Financial Statements................................   37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation (formerly Marriott Corporation) and subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1995 in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 2 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets. As discussed in Notes 4 and 6 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for assets held for sale and income taxes.

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

                                          Arthur Andersen LLP

Washington, D.C.
February 26, 1996

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                                 (IN MILLIONS)

                                                                   1995   1994
                             ASSETS                               ------ ------
Property and Equipment........................................... $2,882 $2,837
Notes and Other Receivables (including amounts due from
 affiliates of $170 million and $174 million, respectively)......    210    223
Due from Hotel Managers..........................................     72     56
Investments in Affiliates........................................     26     28
Other Assets.....................................................    166    155
Cash and Cash Equivalents........................................    201     67
                                                                  ------ ------
                                                                  $3,557 $3,366
                                                                  ====== ======
              LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Debt carrying a parent company guarantee of repayment.......... $  262 $  317
  Debt not carrying a parent company guarantee of repayment......  1,916  1,554
                                                                  ------ ------
                                                                   2,178  1,871
Accounts Payable and Accrued Expenses............................     52     69
Net Investment in Discontinued Operations........................     --     41
Deferred Income Taxes............................................    504    537
Other Liabilities................................................    148    138
                                                                  ------ ------
    Total Liabilities............................................  2,882  2,656
                                                                  ------ ------
Shareholders' Equity
  Convertible Preferred Stock....................................     --     13
  Common Stock, 300 million shares authorized; 159.7 million shares and 153.6 million shares issued and outstanding,
   respectively..................................................    160    154
  Additional Paid-in Capital.....................................    499    479
  Retained Earnings..............................................     16     64
                                                                  ------ ------
    Total Shareholders' Equity...................................    675    710
                                                                  ------ ------
                                                                  $3,557 $3,366
                                                                  ====== ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                            1995   1994   1993
                                                            -----  -----  -----
REVENUES
 Hotels...................................................  $ 474  $ 338  $ 603
 Senior living communities (including Marriott
  International lease payments of
  $14 million and $5 million in 1994 and 1993,
  respectively)...........................................     --     14     67
 Net gains (losses) on property transactions..............     (3)     6     (1)
 Equity in earnings (losses) of affiliates................     --     --    (27)
 Other....................................................     13     22     17
                                                            -----  -----  -----
  Total revenues..........................................    484    380    659
                                                            -----  -----  -----
OPERATING COSTS AND EXPENSES
 Hotels (including Marriott International management fees
  of $67 million,
  $41 million and $5 million, respectively)...............    281    198    495
 Senior living communities................................     --      5     58
 Other (including a $60 million write-down of undeveloped
  land in 1995)...........................................     89     25     14
                                                            -----  -----  -----
  Total operating costs and expenses......................    370    228    567
                                                            -----  -----  -----
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
 EXPENSES, INTEREST AND PROFIT FROM DISTRIBUTED
 OPERATIONS...............................................    114    152     92
Minority interest.........................................     (2)    (1)    (1)
Corporate expenses........................................    (36)   (31)   (36)
Interest expense..........................................   (178)  (165)  (164)
Interest income...........................................     27     29     26
Profit from operations distributed to Marriott
 International............................................     --     --    211
                                                            -----  -----  -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES....................................................    (75)   (16)   128
Benefit (provision) for income taxes......................     13      3    (72)
                                                            -----  -----  -----
INCOME (LOSS) FROM CONTINUING OPERATIONS..................    (62)   (13)    56
DISCONTINUED OPERATIONS
 Loss from discontinued operations (net of income taxes of
  $3 million in 1995 and $1 million in 1994 and 1993,
  respectively)...........................................     (8)    (6)    (4)
 Provision for loss on disposal (net of income tax benefit
  of $23 million in 1995).................................    (53)    --     --
                                                            -----  -----  -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES...............   (123)   (19)    52
Extraordinary item--Loss on extinguishment of debt (net of
 income tax benefit of $10 million, $3 million, and $3
 million, respectively)...................................    (20)    (6)    (4)
Cumulative effect of a change in accounting for income
 taxes....................................................     --     --     34
Cumulative effect of a change in accounting for assets
 held for sale (net of income taxes of $22 million).......     --     --    (32)
                                                            -----  -----  -----
NET INCOME (LOSS).........................................   (143)   (25)    50
Dividends on preferred stock..............................     --     --     (8)
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK..............  $(143) $ (25) $  42
                                                            =====  =====  =====
EARNINGS (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS.....................................  $(.39) $(.09) $ .39
Discontinued operations (net of income taxes).............   (.39)  (.04)  (.03)
Extraordinary item--Loss on extinguishment of debt (net of
 income taxes)............................................   (.12)  (.04)  (.03)
Cumulative effect of a change in accounting for income
 taxes....................................................     --     --    .28
Cumulative effect of a change in accounting for assets
 held for sale (net of income taxes)......................     --     --   (.26)
                                                            -----  -----  -----
NET INCOME (LOSS).........................................  $(.90) $(.17) $ .35
                                                            =====  =====  =====

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993

   COMMON                                     CONVERTIBLE        ADDITIONAL
   SHARES                                      PREFERRED  COMMON  PAID-IN   RETAINED TREASURY
 OUTSTANDING                                     STOCK    STOCK   CAPITAL   EARNINGS  STOCK
 -----------                                  ----------- ------ ---------- -------- --------
     (IN
  MILLIONS)                                       (IN MILLIONS, EXCEPT PER COMMON SHARE)
    100.8    Balance, January 1, 1993.....       $ 200     $105     $ 34     $ 555    $(109)
       --    Net income...................          --       --       --        50       --
       --    Distribution of stock of
              Marriott International,
              Inc.........................          --       --      (40)     (417)      --
      7.9    Common stock issued for
              the comprehensive stock
              and employee stock
              purchase plans..............          --        4       13       (58)     109
       --    Cash dividends on common
              stock ($.14 per share)
              and preferred stock
              ($2.062 per share)..........          --       --       --       (22)      --
             Conversion of
      8.3     subordinated debt...........          --        8       15        --       --
      1.8    Common stock issued in
              conjunction with the
              Exchange Offer..............          --        2       58        --       --
     10.9    Conversion of preferred
              stock to common stock.......        (186)      11      175        --       --
             Foreign currency
       --     translation adjustments.....          --       --       (2)       --       --
---------------------------------------------------------------------------------------------
    129.7    Balance, December 31, 1993...          14      130      253       108       --
       --    Net loss.....................          --       --       --       (25)      --
       --    Adjustment to
              distribution of stock of
              Marriott International,
              Inc.........................          --       --       --       (19)      --
      2.5    Common stock issued for
              the comprehensive stock
              and employee
              stock purchase plans........          --        2       15        --       --
       .7    Conversion of
              subordinated debt to
              common stock................          --        1        1        --       --
       .6    Conversion of preferred
              stock to common stock.......          (1)       1       --        --       --
             Common stock issued in
     20.1     stock offering..............          --       20      210        --       --
---------------------------------------------------------------------------------------------
    153.6    Balance, December 30, 1994...          13      154      479        64       --
       --    Net loss.....................          --       --       --      (143)      --
       --    Distribution of stock of
              Host Marriott Services
              Corporation.................          --       --       (4)       95       --
      1.3    Common stock issued for
              the comprehensive stock
              and employee stock
              purchase plans..............          --        1       16        --       --
      4.8    Conversion of preferred
              stock to common stock.......         (13)       5        8        --       --
---------------------------------------------------------------------------------------------
             Balance, December 29,
    159.7     1995........................       $  --     $160     $499     $  16    $  --
---------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993

                                                           1995   1994   1993
                                                          ------  -----  -----
                                                            (IN MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations................. $  (62) $ (13) $  56
Adjustments to reconcile to cash from operations:
 Depreciation and amortization...........................    122    113    196
 Income taxes............................................    (35)   (16)     9
 Restructuring charges...................................     --     --     13
 Amortization of deferred income.........................     (7)    (5)   (14)
 Net realizable value write-down.........................     70     --     11
 Equity in net losses of affiliates......................     --     --     27
 Other...................................................     33     23     17
 Changes in operating accounts:
  Other assets...........................................     (2)   (11)  (122)
  Other liabilities......................................     (9)   (16)   142
                                                          ------  -----  -----
 Cash from continuing operations.........................    110     75    335
 Cash from discontinued operations.......................     32     71     80
                                                          ------  -----  -----
 Cash from operations....................................    142    146    415
                                                          ------  -----  -----
INVESTING ACTIVITIES
Proceeds from sales of assets............................    358    480     83
 Less non-cash proceeds..................................    (33)   (54)    (5)
                                                          ------  -----  -----
Cash received from sales of assets.......................    325    426     78
Acquisitions.............................................   (392)  (532)   (20)
Acquisition funds held in escrow.........................     --     40    (40)
Capital expenditures:
 Capital expenditures for renewals and replacements......    (56)   (34)   (50)
 Lodging construction funded by project financing........    (40)   (67)   (40)
 Other capital expenditures..............................    (64)   (57)   (96)
Purchases of short-term marketable securities............     --    (90)    --
Sales of short-term marketable securities................     --     90     --
Notes receivable collections.............................     43     60     37
Affiliate collections (advances), net....................      2     10    (45)
Other....................................................     26     19    (25)
                                                          ------  -----  -----
 Cash used in investing activities from continuing
  operations.............................................   (156)  (135)  (201)
 Cash used in investing activities from discontinued
  operations.............................................    (52)   (43)   (61)
                                                          ------  -----  -----
 Cash used in investing activities.......................   (208)  (178)  (262)
                                                          ------  -----  -----
FINANCING ACTIVITIES
Issuances of debt........................................  1,251    209    375
Issuances of common stock................................     13    238     12
Scheduled principal repayments...........................   (100)   (72)  (471)
Debt prepayments.........................................   (960)  (351)    --
Dividends paid...........................................     --     --    (33)
 Cash distributed to Marriott International..............     --     --   (272)
                                                          ------  -----  -----
 Cash from (used in) financing activities from continuing
  operations.............................................    204     24   (389)
 Cash from (used in) financing activities from
  discontinued operations................................     (4)     2     --
                                                          ------  -----  -----
 Cash from (used in) financing activities................    200     26   (389)
                                                          ------  -----  -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........    134     (6)  (236)
CASH AND CASH EQUIVALENTS, beginning of year.............     67     73    309
                                                          ------  -----  -----
CASH AND CASH EQUIVALENTS, end of year................... $  201  $  67  $  73
                                                          ======  =====  =====

                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  As of December 29, 1995, Host Marriott Corporation (the "Company," formerly Marriott Corporation) owned 90 lodging properties generally located throughout the United States and operated under Marriott brand names and managed by Marriott International. The Company also holds minority interests in various partnerships that own 261 additional properties operated by Marriott International. The Company's properties span several market segments, including full-service (hotels, resorts and suites), moderate-price (Courtyard by Marriott) and extended-stay (Residence Inn).

  On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") its food, beverage, and merchandise concessions business at airports, on tollroads, and at stadiums, arenas and other attractions (the "Operating Group"). See Note 2 for a discussion of the Special Dividend. The consolidated financial statements have been restated to reflect the Operating Group as discontinued operations.

  The structure of the Company was substantially altered on October 8, 1993 (the "Marriott International Distribution Date") when the Company distributed the stock of a wholly-owned subsidiary, Marriott International, Inc. ("Marriott International") in a special dividend (the "Marriott International Distribution"). See Note 3 for a description of the Marriott International Distribution and related transactions.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances have been eliminated.

  The Company's financial statements include the results of operations and cash flows of Marriott International through the Marriott International Distribution Date. Marriott International's results of operations through the Marriott International Distribution Date included in the accompanying consolidated financial statements consist of the following:

                                                                       1993
                                                                   -------------
                                                                   (IN MILLIONS)
      Sales.......................................................    $5,555
      Operating costs and expenses................................    (5,283)
      Corporate expenses..........................................       (46)
      Net interest expense........................................       (15)
                                                                      ------
        Income before income taxes................................    $  211
                                                                      ======

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31.

 Revenues and Expenses

  Subsequent to the Marriott International Distribution, revenues include house profit from the Company's owned hotel properties because the Company has delegated substantially all of the operating decisions related to the generation of hotel house profit from its hotels to the manager. Revenues subsequent to the Marriott

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

International Distribution also include net gains (losses) on real estate transactions, equity in the earnings of affiliates and lease rentals from the Company's senior living communities. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results, less property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses.

  In 1993, revenues related to Marriott International are included in profits from operations distributed to Marriott International in the accompanying statement of operations.

  Prior to the Marriott International Distribution, the Company operated 388 hotels under long-term management agreements whereby payments to owners were based primarily on hotel profits. Working capital and operating results of managed hotels operated with the Company's employees were consolidated because the operating responsibilities associated with such hotels were substantially the same as those for owned and leased hotels.

 Earnings (Loss) Per Common Share

  Earnings (loss) per common share are computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities, aggregating 158.3 million in 1995, 151.5 million in 1994 and 121.3 million in 1993. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for 1995 and 1994 as they are anti-dilutive.

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates; revenues of $258 million in 1993 (including $223 million related to Marriott International) and income before income taxes of $26 million in 1993. International sales and income before income taxes, subsequent to the Marriott International Distribution, were not material.

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

  In cases where management is holding for sale particular lodging properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A lodging property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 Pre-Opening Costs

  Costs of an operating nature incurred prior to opening of lodging properties are deferred and amortized over three years for hotels opened prior to September 8, 1995 and one year for hotels opened after September 8, 1995. Such costs, which are included in other assets, amounted to $7 million and $6 million, net of accumulated amortization, at December 29, 1995 and December 30, 1994, respectively.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Self-Insurance Programs

  Prior to the Marriott International Distribution Date, the Company was self-insured for certain levels of general liability, workers' compensation and employee medical coverage. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. The Company discontinued its self-insurance programs for claims arising subsequent to the Marriott International Distribution Date.

 Interest Rate Swap Agreements

  The Company has entered into interest rate swap agreements to diversify certain of its debt to a variable rate or fixed rate basis. The interest rate differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

 New Statements of Financial Accounting Standards

  The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during 1994 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," during 1995. Adoption of these statements did not have a material effect on the Company's consolidated financial statements.

  During 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have any effect on the Company's continuing operations. See Note 2 for a discussion of the adoption of SFAS No. 121 on discontinued operations. The Company is also required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Adoption of SFAS No. 123 will not have any material effect on the Company's consolidated financial statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

2. HM SERVICES SPECIAL DIVIDEND

  On December 29, 1995, the Company distributed to its shareholders through the Special Dividend all of the outstanding shares of common stock of HM Services, formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions (the "Operating Group"). The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995. The Company recorded approximately $9 million of expenses related to the consummation of the Special Dividend in 1995. Revenues for the Company's discontinued operations totaled $1,158 million in 1995, $1,121 million in 1994 and $1,067 million in 1993. The provision for loss on disposal includes the operating loss from discontinued operations from August 9, 1995 (measurement date) through December 29, 1995 of $44 million, net of taxes, and estimated expenses related to the Special Dividend of $9 million.

  Effective September 9, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows associated with the asset. Under SFAS No. 121, the Company reviewed the impairment of its assets employed in its Operating Group business lines (airport, toll plaza and sports and entertainment) on an individual operating unit location basis. For each individual operating unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the unit's assets was recognized. Fair value was estimated to be the present value of expected future cash flows of the individual operating unit, as determined by management, after considering such factors as future air travel and toll-pay vehicle data and inflation. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash, pre-tax charge during the fourth quarter of $47 million. Such charge has been reflected in discontinued operations for fiscal year 1995.

  Prior to September 9, 1995, the Company determined the impairment of concession unit assets on a business line basis, not by individual operating unit, which was consistent with the manner in which the Operating Group has managed its business. Using the business line basis, if the net carrying costs exceeded the estimated future undiscounted cash flows from a business line, such excess costs would be charged to expense.

  For purposes of governing certain of the ongoing relationships between the Company and HM Services after the Special Dividend and to provide for an orderly transition, the Company and HM Services entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement and a Transitional Services Agreement. Effective as of December 29, 1995, these agreements provide, among other things, for the division between the Company and HM Services of certain assets and liabilities, including but not limited to liabilities related to employee stock and other benefit plans and the establishment of certain obligations for HM Services to issue shares upon exercise of warrants (see Note 10) and to issue shares or pay cash to the Company upon exercise of stock options held by certain former employees of the Company (see Note 11).

3. MARRIOTT INTERNATIONAL DISTRIBUTION

  On October 8, 1993 (the "Marriott International Distribution Date"), Marriott Corporation distributed, through a special tax-free dividend (the "Marriott International Distribution"), to holders of Marriott Corporation's common stock (on a share-for-share basis), approximately 116.4 million outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, resulting in the division of Marriott Corporation's operations into two separate companies. The distributed operations included the former

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

Marriott Corporation's lodging management, franchising and resort timesharing operations, senior living service operations, and the institutional food service and facilities management business. The Company retained the former Marriott Corporation's airport and tollroad food, beverage and merchandise concessions operations, as well as most of its real estate properties. Effective at the Marriott International Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation. Subsequent to the Company's announcement in late 1992 of the planned Marriott International Distribution, the Company recorded a reserve of $21 million, representing management's best estimate, at that time, of the anticipated costs to complete the Marriott International Distribution. During 1993, the Company recognized an additional $13 million of charges based on management's revised estimate of the ultimate cost of completing the Marriott International Distribution. The costs include $30 million payable to attorneys, investment bankers, consultants and financial institutions, and $4 million in employee compensation awards. Substantially all of the unpaid costs at December 31, 1993 were paid during 1994. The other notes to the financial statements discuss further the agreements and events relating to the Marriott International Distribution.

  In connection with the Marriott International Distribution, the Company completed an exchange offer ("Exchange Offer") pursuant to which holders of senior notes in an aggregate principal amount of approximately $1.2 billion ("Old Notes") exchanged such Old Notes for a combination of (i) cash, (ii) common stock and (iii) Hospitality Notes ("Hospitality Notes") issued by an indirect wholly-owned subsidiary of the Company, Host Marriott Hospitality, Inc. ("Hospitality"). The Hospitality Notes were redeemed in 1995 (see Note
8). The Exchange Offer was treated as an extinguishment of debt and, accordingly, the Company recognized an extraordinary loss of $4 million, net of taxes of $3 million, in 1993.

  The following condensed unaudited pro forma income statement data for continuing operations for the Company is presented as if the Marriott International Distribution and Exchange Offer had occurred at the beginning of fiscal year 1993. This pro forma data has been presented for informational purposes only. It does not purport to be indicative of the results which may occur in the future.

                                                                       1993
                                                                   -------------
                                                                   (IN MILLIONS)
      Revenues....................................................     $261
      Operating profit before corporate expenses and interest.....       80
      Loss from continuing operations.............................      (60)

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                 1995     1994
                                                                -------  ------
                                                                (IN MILLIONS)
      Land and land improvements............................... $   320  $  417
      Buildings and leasehold improvements.....................   2,666   2,370
      Furniture and equipment..................................     382     361
      Construction in progress.................................     101     231
                                                                -------  ------
                                                                  3,469   3,379
      Less accumulated depreciation and amortization...........    (587)   (542)
                                                                -------  ------
                                                                $ 2,882  $2,837
                                                                =======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $5 million in 1995 and $10 million in 1994 and 1993.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Following discussions with the Staff of the Securities and Exchange Commission, the Company agreed in the second quarter of 1993 to change its method of determining net realizable value of assets reported as held for sale. The Company previously determined net realizable value of such assets on a property-by-property basis in the case of full-service hotels, resorts and suites, and on an aggregate basis, by hotel brand, in the case of Courtyard hotels, Fairfield Inns and Residence Inns. Beginning in the second fiscal quarter of 1993 and thereafter, under the Company's new accounting policy, net realizable value of all assets held for sale is determined on a property-by-property basis. The after-tax cumulative effect of this change on periods prior to the second quarter of 1993 of $32 million is reflected as a cumulative effect of a change in accounting for assets held for sale in the accompanying consolidated statement of operations for the fiscal year ended December 31, 1993. The reduction in the annual depreciation charge as a result of this change did not have a material effect on results of operations. There was no pro forma effect of this change on the results of operations for 1993.

  In cases where the Company has made a decision to dispose of particular properties, the Company assesses impairment of each individual property to be sold on the basis of expected sales price less estimated costs of disposal. Otherwise, the Company assesses impairment of its real estate properties based on whether the estimated undiscounted future cash flows from such properties will be less than their net book value. In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale. While management expects to sell these properties as part of one or more portfolios, the Company recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable values. The Company's Courtyard and Residence Inn properties held for sale have a net book value of $302 million at December 29, 1995.

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

  The Company owns a 174-acre parcel of undeveloped land in Germantown, Maryland, zoned for commercial office building development. The site was originally purchased in the 1980s for a proposed new corporate headquarters. Due to Company downsizing, plans for a new corporate headquarters were dropped. The Company subsequently planned to develop the site into an office project over an extended time period to recover its investment, however, the continuing weakness of the real estate market in Montgomery County, Maryland, has negatively impacted this development plan. In the fourth quarter of 1995, management instituted a program to liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full service hotels. As part of this program, management determined that the site will no longer be developed and instead has decided to attempt to sell the property. Accordingly, the Company recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value.


5. INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

  Investments in and receivables from affiliates consist of the following:

                                                          OWNERSHIP
                                                          INTERESTS 1995  1994
                                                          --------- ----- ----
                                                                       (IN
                                                                    MILLIONS)
Equity investments
  Hotel partnerships which own 41 Marriott Hotels, 120
   Courtyard hotels,
   50 Residence Inns and 50 Fairfield Inns operated by
   Marriott International, Inc., as of December 29, 1995.  1%--50%  $  26 $ 28
Notes and other receivables..............................     --      170  174
                                                                    ----- ----
                                                                    $ 196 $202
                                                                    ===== ====

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Hotel properties owned by affiliates generally were acquired from the Company in connection with limited partnership offerings. The Company or one of its subsidiaries typically serve as a general partner of each partnership and the hotels are operated under long-term agreements by Marriott International.

  At December 31, 1993, the Company owned a 50% interest in Times Square Marquis Hotel, L.P. ("Times Square"), formerly Times Square Hotel Company, the owner of the New York Marriott Marquis, and held security interests in an additional 39% of the partnership interests as collateral for loans made to certain partners. The partners were in default on the loans and the Company, for accounting purposes, realized an in-substance foreclosure of their partnership interests. In the first quarter of 1994, the Company foreclosed on a 29% partnership interest and completed the transfer of an additional 7% partnership interest in Times Square in full satisfaction of the loans. As a result, the Company holds an 86% partnership interest in Times Square at December 29, 1995. In 1993, the Company began reporting substantially all the losses of Times Square and on December 31, 1993 began consolidating Times Square.

  In December 1993, the Company sold its 15% interest in the partnership owning the Boston Copley Marriott Hotel for $10.4 million.

  In 1993, the Company sold portions of its equity interests in Residence Inns USA partnership for $31 million. These sales reduced the Company's ownership by the fourth quarter of 1993 to 16.6% and allowed the Company to be released from certain debt guarantee obligations. Accordingly, the Company deconsolidated the partnership at December 31, 1993. In 1994, the Company sold an additional portion of its equity interests in the partnership for $7 million. A gain on the sale transactions totaling $14 million has been deferred and is being amortized through 1996.

  In the fourth quarter of 1993, a Company-owned addition to a hotel owned by a partnership in which the Company is a general partner was taken through foreclosure by the hotel's lender. The Company's investment in the addition was written off at that time.

  Receivables from affiliates are reported net of reserves of $210 million at December 29, 1995 and $200 million at December 30, 1994. Receivables from affiliates at December 29, 1995 includes a $145 million mortgage note at 9% which amortizes through 2003, and net debt service and other advances totaling $7 million which are generally secured by subordinated liens on the properties. The Company has committed to advance additional amounts to affiliates, if necessary, to cover certain debt service requirements. Such commitments are limited, in the aggregate, to an additional $173 million at December 29, 1995. Subsequent to year-end, such commitments were reduced to $128 million. Net amounts funded under these commitments totaled $8 million in 1995, $2 million in 1994 and $14 million in 1993.

  The Company's pre-tax income from affiliates includes the following:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
      Management fees, net of direct costs...................... $--  $--  $ 67
      Ground rental income......................................  --   --    14
      Interest income...........................................  16   17    16
      Equity in net income (losses).............................  --   --   (27)
                                                                 ---  ---  ----
                                                                 $16  $17  $ 70
                                                                 ===  ===  ====

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                  1995    1994
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Property and equipment.................................... $3,125  $3,358
      Other assets..............................................    419     346
                                                                 ------  ------
        Total assets............................................ $3,544  $3,704
                                                                 ======  ======
      Debt, principally mortgages............................... $3,445  $3,658
      Other liabilities.........................................    779     839
      Partners' deficit.........................................   (680)   (793)
                                                                 ------  ------
        Total liabilities and partners' deficit................. $3,544  $3,704
                                                                 ======  ======

  Combined summarized operating results reported by these affiliates follow:

                                                           1995   1994   1993
                                                           -----  -----  -----
                                                             (IN MILLIONS)
      Revenues............................................ $ 770  $ 705  $ 731
      Operating expenses:
        Cash charges (including interest).................  (506)  (491)  (511)
        Depreciation and other non-cash charges...........  (240)  (296)  (299)
                                                           -----  -----  -----
          Income (loss) before extraordinary item.........    24    (82)   (79)
          Extraordinary item--forgiveness of debt.........   181    113     --
                                                           -----  -----  -----
            Net income (loss)............................. $ 205  $  31  $ (79)
                                                           =====  =====  =====

6. INCOME TAXES

  The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the first quarter of 1993. Prior to such adoption, the Company deferred the past tax effects of timing differences between amounts recorded for financial reporting purposes and taxable income. SFAS No. 109 requires the recognition of deferred tax assets and liabilities equal to the expected future tax consequences of temporary differences.

  The $34 million cumulative credit resulting from this change in accounting principle has been reflected as a cumulative effect of a change in accounting for income taxes in the consolidated statements of operations for 1993.

  Total deferred tax assets and liabilities at December 29, 1995 and December 30, 1994 were as follows:

                                                                  1995   1994
                                                                  -----  -----
                                                                      (IN
                                                                   MILLIONS)
      Gross deferred tax assets.................................. $ 156  $ 149
      Less: Valuation allowance..................................    (5)    (5)
                                                                  -----  -----
      Net deferred tax assets....................................   151    144
      Gross deferred tax liabilities.............................  (655)  (681)
                                                                  -----  -----
        Net deferred income tax liability........................ $(504) $(537)
                                                                  =====  =====

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The valuation allowance required under SFAS No. 109 primarily represents net operating loss carryforwards ("NOLs") the benefits of which were not previously recorded, but which have been recorded under SFAS No. 109 as deferred tax assets with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the NOLs will be recorded as a reduction of income tax expense. There was no change in the valuation allowance during 1995 and 1994.

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 29, 1995 and December 30, 1994 follows:

                                                                  1995   1994
                                                                  -----  -----
                                                                      (IN
                                                                   MILLIONS)
      Investments in affiliates.................................. $(305) $(308)
      Property and equipment.....................................  (182)  (208)
      Safe harbor lease investments..............................   (87)   (96)
      Deferred tax gain..........................................   (81)   (69)
      Reserves...................................................   108    107
      Tax credit carryforwards...................................    26     25
      Other, net.................................................    17     12
                                                                  -----  -----
        Net deferred income tax liability........................ $(504) $(537)
                                                                  =====  =====

  The provision (benefit) for income taxes consists of:

                                                               1995  1994  1993
                                                               ----  ----  ----
                                                               (IN MILLIONS)
      Current  -- Federal...................................   $  7  $(5)  $ 59
               -- State.....................................      3    1     27
               -- Foreign...................................     --   --     11
                                                               ----  ---   ----
                                                                 10   (4)    97
                                                               ----  ---   ----
      Deferred -- Federal...................................    (23)   1    (15)
               -- State.....................................     --   --    (10)
                                                               ----  ---   ----
                                                                (23)   1    (25)
                                                               ----  ---   ----
                                                               $(13) $(3)  $ 72
                                                               ====  ===   ====

  At December 29, 1995, the Company has net operating loss carryforwards of $12 million which expire through 2001. Additionally, the Company has approximately $26 million of alternative minimum tax credit carryforwards which do not expire.

  During 1995, the Company settled with the Internal Revenue Service ("IRS") substantially all remaining issues through the 1990 tax year, except for one issue which the Company expects to resolve with no material impact on the consolidated financial statements. The Company anticipates net payments to the IRS in 1996 of approximately $45 million related to these settlements. Certain adjustments totaling approximately $11 million in 1995 have been made to the tax provision related to those settlements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                           1995    1994    1993
                                                           -----   -----   ----
      Statutory Federal tax rate.......................... (35.0)% (35.0)% 35.0%
      State income taxes, net of Federal tax benefit......   2.5    16.2    9.0
      Tax credits.........................................  (0.1)   (1.4)  (2.2)
      Additional tax on foreign source income.............    --     1.1    4.8
      Tax contingencies...................................  14.6      --     --
      Enacted tax rate increase...........................    --      --    6.2
      Other, net..........................................   0.7     0.3    3.5
                                                           -----   -----   ----
        Effective income tax rate......................... (17.3)% (18.8)% 56.3%
                                                           =====   =====   ====

  As part of the Marriott International Distribution, the Company and Marriott International entered into a tax-sharing agreement which reflects each party's rights and obligations with respect to deficiencies and refunds, if any, of Federal, state or other taxes relating to the businesses of the Company, Marriott International and HM Services prior to the Marriott International Distribution and the Special Dividend. The majority of the 1994 adjustment to the Marriott International Distribution of stock of Marriott International related to deferred income taxes.

  Cash paid for income taxes, net of refunds received, was $22 million in 1995, $13 million in 1994, and $63 million in 1993.

7. LEASES

  Future minimum annual rental commitments for all non-cancelable leases related to continuing operations are as follows:

                                                               CAPITAL OPERATING
      FISCAL YEAR                                              LEASES   LEASES
      -----------                                              ------- ---------
                                                                 (IN MILLIONS)
      1996....................................................   $ 2     $ 64
      1997....................................................     2       61
      1998....................................................     2       59
      1999....................................................     2       56
      2000....................................................     1       54
      Thereafter..............................................     9      508
                                                                 ---     ----
      Total minimum lease payments............................    18     $802
                                                                         ====
      Less amount representing interest.......................    (7)
                                                                 ---
        Present value of minimum lease payments...............   $11
                                                                 ===

  The Company leases certain property and equipment under non-cancelable operating leases. As discussed in Note 13, the Company sold and leased back 37 of its Courtyard properties. The leases, which are accounted for as operating leases and are included above, have initial terms expiring through 2006 and are renewable at the option of the Company. Subsequent to year-end, the initial term of the leases was extended through 2012. Minimum rent payments are $33 million annually and additional rent based upon sales levels are payable to the owner under the terms of the leases. Leases also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Certain of the leases included above relate to facilities used in the former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals of $116 million payable to the Company under non-cancelable subleases.

  The Company remains contingently liable at December 29, 1995 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $142 million at December 29, 1995. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense related to continuing operations consists of:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
      Minimum rentals on operating leases....................... $34  $18  $ 96
      Additional rentals based on sales.........................  17   15    12
      Payments to owners of managed and leased hotels based
       primarily on profits.....................................  --   --   476
                                                                 ---  ---  ----
                                                                 $51  $33  $584
                                                                 ===  ===  ====

8. DEBT

  Debt related to continuing operations consists of the following:

                                                                    1995   1994
                                                                   ------ ------
                                                                   (IN MILLIONS)
      Properties Notes, with a rate of 9.5% due May 2005.........  $  600 $   --
      Acquisitions Notes, with a rate of 9.0% due December 2007..     350     --
      Hospitality Notes..........................................      --    596
      Old Senior Notes (Old Notes), with an average rate of 9.0%
       at December 29, 1995, maturing through 2012...............     135    135
      Notes secured by $1,438 million of real estate assets, with an average rate of 8.5% at December 29, 1995, maturing
       through 2012..............................................     972    758
      New Line of Credit, with a variable rate of LIBOR plus 3%
       (9% at December 29, 1995) due June 1998...................      22     --
      Line of Credit.............................................      --    112
      Acquisition Revolver.......................................      --    168
      Other notes, with an average rate of 6.6% at December 29,
       1995, maturing through 2017...............................      88     91
      Capital lease obligations..................................      11     11
                                                                   ------ ------
                                                                   $2,178 $1,871
                                                                   ====== ======

  The Company repaid certain indebtedness (with a principal balance of $87 million) upon its maturity on May 24, 1995 with a draw on its line of credit with Marriott International. Additionally, and pursuant to the then-existing senior note indenture, senior notes ("Hospitality Notes") issued by Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned subsidiary of the Company, were required to be repaid to the extent of 50% to 75% of net proceeds from certain asset sales (at par) and 100% of net refinancing proceeds (generally at 103% of the principal amount). Based on net proceeds from qualifying asset sales for the first quarter of 1995, the Company redeemed $100 million of Hospitality Notes in the second quarter of 1995. The Company also redeemed $292 million of Hospitality Notes in 1994 from the net proceeds from qualifying assets sales. In connection with the 1994 redemptions, the Company recognized an extraordinary loss of $6 million, net of taxes of $3 million, in 1994.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In May 1995, two wholly-owned subsidiaries of Hospitality issued an aggregate of $1 billion of 9.5% senior secured notes in two concurrent offerings to several initial purchasers. HMH Properties, Inc. ("Properties"), the owner of 57 of the Company's 90 lodging properties at December 29, 1995, and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of HM Services' food, beverage and merchandise concessions business, issued $600 million (the "Properties Notes") and $400 million ("HMTP Notes"), respectively, of senior notes secured by the stock of certain of their respective subsidiaries. The bonds were issued at par and have a final maturity of May 2005. The net proceeds were used to defease, and subsequently redeem, all of Hospitality's Notes and to repay borrowings under the line of credit with Marriott International. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in 1995 of $17 million, net of taxes, related to continuing operations, primarily representing premiums paid on the redemptions and the write-off of deferred financing fees and discounts on the Hospitality Notes. The Properties Notes are secured by a pledge of the stock of certain of Properties' subsidiaries and are guaranteed, jointly and severally, by certain of Properties' subsidiaries. The indenture governing the Properties Notes contains covenants that, among other things, limit the ability of Properties and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Properties' subsidiaries, and enter into certain mergers and consolidations. The net assets of Properties at December 29, 1995 were approximately $380 million, substantially all of which were restricted. The HMTP Notes were included in the Special Dividend to HM Services.

  In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes") to several initial purchasers. The Acquisitions Notes were issued at par and have a final maturity of December 2007. A portion of the net proceeds were utilized to repay in full the outstanding borrowings under the $230 million revolving line of credit (the "Acquisition Revolver"), which was then terminated. In connection with the termination of the Acquisition Revolver, the Company recognized an extraordinary loss in 1995 of $3 million, net of taxes of $1 million, representing the write-off of deferred financing fees on the Acquisition Revolver. The Acquisitions Notes are guaranteed by Acquisitions' subsidiary. The indenture governing the Acquisitions Notes contains covenants that, among other things, limit the ability of Acquisitions and its subsidiary to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Acquisitions' subsidiary, and enter into certain mergers and consolidations. In addition, under certain circumstances, Acquisitions will be required to offer to purchase the Acquisitions Notes at par value with the proceeds of certain asset sales. The net assets of Acquisitions at December 29, 1995 were approximately $225 million, substantially all of which were restricted.

  During 1995, the Company replaced its $630 million line of credit with a new line of credit with Marriott International (the "New Line of Credit") pursuant to which the Company has the right to borrow up to $225 million for certain permitted uses. Borrowings under the New Line of Credit bear interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and mature in June 1998. Any such borrowings are guaranteed by, or secured by the pledge of the stock of, certain subsidiaries of the Company. An annual commitment fee of 5/8% is charged on the unused portion of the New Line of Credit. The New Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, create liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, and repurchase their common stock.

  In conjunction with the construction of the Philadelphia Marriott, the Company obtained first mortgage financing from Marriott International for 60% of the construction and development costs of the hotel. As of

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

December 29, 1995, the outstanding loan balance was $109 million. The loan bears interest at LIBOR plus 3% (8.7% at December 29, 1995) for the period ending two years after construction. For the following 10 years, the loan bears interest at 10% per annum with an additional 2% per annum deferred.

  At December 29, 1995, the Company was party to interest rate exchange agreements with three financial institutions (the contracting parties) with an aggregate notional amount of $545 million. Under certain of these agreements aggregating $400 million, the Company collects interest at fixed rates (average rate of 7.1% at December 29, 1995) and pays interest based on specified floating interest rates (average rate of 5.6% at December 29, 1995) through May 1997. Under the remaining agreements aggregating $145 million, the Company collects interest based on specified floating interest rates of one month LIBOR (rate of 6.1% at December 29, 1995) and pays interest at fixed rates (average rate of 6.4% at December 29, 1995). These agreements expire in 1996 through 1998. The Company monitors the creditworthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB+ or better. The Company is exposed to credit loss in the event of non-performance by the contracting parties to the interest rate swap agreements; however, the Company does not anticipate non-performance by the contracting parties.

  Aggregate debt maturities at December 29, 1995, excluding capital lease obligations, are:

                                                      CARRYING     NOT CARRYING
                                                   PARENT COMPANY PARENT COMPANY
                                                     GUARANTEE      GUARANTEE
                                                   -------------- --------------
                                                           (IN MILLIONS)
      1996........................................      $ 68          $   52
      1997........................................        33               9
      1998........................................        47             281
      1999........................................        --               5
      2000........................................        24              28
      Thereafter..................................        90           1,530
                                                        ----          ------
                                                        $262          $1,905
                                                        ====          ======

  Cash paid for interest for continuing operations, net of amounts capitalized, was $177 million in 1995, $157 million in 1994 and $174 million in 1993. Deferred financing costs, which are included in other assets, amounted to $37 million and $31 million at December 29, 1995 and December 30, 1994, respectively.

9. CONVERTIBLE SUBORDINATED DEBT

  In June 1991, the Company issued $675 million (principal amount at maturity) of zero coupon convertible subordinated debt in the form of Liquid Yield Option Notes ("LYONs") due 2006. Pursuant to the Marriott International Distribution, Marriott International assumed 90% and the Company retained 10% of the debt obligations evidenced by the LYONs. The LYONs were convertible into 13.277 shares each of the Company's and Marriott International's common stock for each $1,000 principal amount of LYONs. On December 13, 1993, the Company initiated a call of the LYONs redeemable on January 25, 1994. Substantially all of the LYONs' holders elected to convert their LYONs into common stock prior to the redemption. Such conversions represented 8.3 million shares of the Company's common stock issued in 1993 and .7 million shares issued in 1994.

10. SHAREHOLDERS' EQUITY

  Three hundred million shares of common stock, with a par value of $1 per share, are authorized, of which 159.7 million and 153.6 million were issued and outstanding as of December 29, 1995 and December 30, 1994,

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES respectively. One million shares of no par value preferred stock are authorized. During 1995, substantially all outstanding shares of such preferred stock were converted into approximately five million shares of common stock. The remaining outstanding shares of preferred stock which were not converted were defeased prior to December 29, 1995 and are no longer outstanding. Additional paid-in capital at December 29, 1995 includes obligations for deferred compensation of $9 million.

  On January 27, 1994, the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $230 million. In connection with the class action settlement discussed in Note 17, the Company issued warrants to purchase up to 7.7 million shares of the Company's common stock in 1994. The warrants are exercisable for five years from the Marriott International Distribution Date, at $8.00 per share during the first three years and $10.00 per share during the last two years. As of December 29, 1995, there were approximately 7.5 million warrants outstanding.

  In February 1989, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock to shareholders of record on February 20, 1989. Each right entitles the holder to buy 1/1,000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150 per share. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock, or begins a tender or Exchange Offer for 30% or more of the Company's common stock. Shares owned by a person or group on February 3, 1989 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and will expire on February 2, 1999, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

11. EMPLOYEE STOCK PLANS

  Total shares of common stock reserved and available for issuance under employee stock plans at December 29, 1995 are:

                                                                   (IN MILLIONS)
      Comprehensive plan..........................................       23
      Employee stock purchase plan................................        3
                                                                        ---
                                                                         26
                                                                        ===

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

  Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Options granted before May 11, 1990 expire 10 years after the date of grant and nonqualified options granted on or after May 11, 1990 expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. In connection with the Marriott International Distribution, the Company issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of the two companies.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In connection with the Special Dividend, the then outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. For all options held by certain current and former employees of Marriott International, the number and exercise price of the options were adjusted based on the trading prices of shares of the Company's common stock immediately before and after the Special Dividend. Therefore, the options outstanding reflect these revised exercise prices. Pursuant to the Distribution Agreement between the Company and HM Services, the Company has the right to receive up to 1.4 million shares of HM Services' common stock or cash subsequent to exercise of the options held by the certain former and current employees of Marriott International. As of December 29, 1995, the Company valued this right at approximately $7 million, which is included in other assets. Option activity is summarized as follows:

                                                     NUMBER     OPTION PRICE
                                                    OF SHARES    PER SHARE
                                                  ------------- ------------
                                                  (IN MILLIONS)
      Balance at January 1, 1993.................     15.7         $8-39
      Granted....................................      1.2          8-26
      Exercised..................................     (2.3)         2-29
      Cancelled..................................     (1.0)         2-39
                                                      ----
      Balance at December 31, 1993...............     13.6           2-8
      Granted....................................       .6            10
      Exercised..................................     (2.2)          2-8
      Cancelled..................................      (.3)          2-8
                                                      ----
      Balance at December 30, 1994...............     11.7          2-10
      Granted....................................       --
      Exercised..................................     (2.3)         2-10
      Cancelled..................................      (.3)         2-10
      Adjustment for Special Dividend............       .9           1-7
                                                      ----
      Balance at December 29, 1995...............     10.0          1-10
                                                      ====
      Exercisable at December 29, 1995...........      8.5
                                                      ====

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Deferred stock incentive plan shares granted in 1990 and prior years generally vest in annual installments commencing one year after the date of grant and continuing until retirement. Employees also could elect to forfeit one-fourth of their deferred stock incentive plan award in exchange for accelerated vesting over a 10-year period. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1995, 1994 and 1993, 158,000, 159,000, and 489,000 shares were granted, respectively, under this plan.

  In 1993, 3,537,000 restricted stock plan shares under the comprehensive plan were issued to officers and key executives and will be distributed over the next three to ten years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the stock. Subsequent to year-end, 2,133,000 shares of additional restricted shares were granted to certain key employees under terms and conditions similar to the 1993 grants. The Company recorded compensation expense of $5 million, $6 million and $400,000 in 1995, 1994 and 1993, respectively, related to these awards.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Under the terms of the stock purchase plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

12. PROFIT SHARING AND POSTEMPLOYMENT BENEFIT PLANS

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors, and totaled $17 million for 1993. The Company contributions were not significant in 1994 and 1995.

  The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" during 1994. Adoption of SFAS No. 112 did not have a material effect on the accompanying financial statements.

13. ACQUISITIONS AND DISPOSITIONS

  In 1995, the Company acquired nine full service hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million. In 1994, the Company acquired 15 full service hotels (approximately 6,000 rooms) in several transactions for approximately $440 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms). Additionally, the Company acquired a controlling interest in one 662-room, full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company accounts for all of these properties as owned hotels for accounting purposes.

  During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold and leased back from a real estate investment trust (the "REIT") for approximately $330 million. The Company received net proceeds from the two transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions will be amortized over the initial term of the leases.

  In February 1996, the Company entered into an agreement with the REIT to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). This transaction is expected to close in the first and second quarters of 1996. Transactions to acquire, or purchase controlling interests in, five additional full-service hotels have been consummated or are expected to close in early 1996.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above transactions (excluding the New York Vista Hotel acquisition), and the refinancings and new debt activity discussed in
Note 8 occurred on January 1, 1994, are as follows (in millions, except per share amounts):

                                                                   1995   1994
                                                                   -----  -----
      Revenue..................................................... $ 557  $ 496
      Loss from continuing operations.............................   (84)   (28)
      Loss per common share from continuing operations............  (.53)  (.18)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of certain financial assets and liabilities and other financial instruments related to continuing operations are shown below.

                                          DECEMBER 29, 1995  DECEMBER 30, 1994
                                          ------------------ ------------------
                                          CARRYING   FAIR    CARRYING   FAIR
                                           AMOUNT    VALUE    AMOUNT    VALUE
                                          ------------------ ------------------
                                                     (IN MILLIONS)
      Financial assets
        Receivables from affiliates......  $    170 $    177  $    174 $    172
        Notes receivable.................        40       49        49      108
        Other............................         7        7        --       --
      Financial liabilities
        Debt.............................     2,167    2,175     1,860    1,810
      Other financial instruments
        Interest rate swap agreements....        --        6        --       12
        Affiliate debt service
         commitments.....................        --       --        --       --

  Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of the New Line of Credit and other notes are estimated to be equal to their carrying value. Senior Notes are valued based on quoted market prices.

  The Company is contingently liable under various guarantees of obligations of certain affiliates (affiliate debt service commitments) with a maximum commitment of $173 million at December 29, 1995 and $236 million at December 30, 1994. Subsequent to year-end, such maximum commitment was reduced to $128 million. A fair value is assigned to commitments with expected future fundings. The fair value of the commitments represents the net expected future payments discounted at risk-adjusted rates. Such payments are accrued on an undiscounted basis.

  The fair value of interest rate swap agreements is based on the estimated amount the Company would receive to terminate the swap agreements. The aggregate notional amount of the agreements was $545 million at December 29, 1995 and $500 million at December 30, 1994.

15. RELATIONSHIP WITH MARRIOTT INTERNATIONAL

  The Company and Marriott International have entered into agreements which provide, among other things, that (i) most of the Company's lodging properties will be managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to an additional 16 to 30 years (see Note 16); (ii) the Company leased its owned senior living communities to

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

Marriott International prior to their disposal (see Note 13); (iii) Marriott International guarantees the Company's performance in connection with certain loans and other obligations; (iv) the Company can borrow up to $225 million for certain permitted uses under the New Line of Credit (see Note 8); (v) the Company has borrowed $109 million of first mortgage financing for construction of the Philadelphia Marriott Hotel (see Note 8); (vi) Marriott International provided the Company with $70 million of mortgage financing in 1995 for the acquisition of three full-service properties by the Company at an average interest rate of 8.5%; (vii) three of the Company's full-service properties are operated under franchise agreements with Marriott International with terms of 10 to 30 years; and (viii) Marriott International provides certain administrative services under transitional services agreements.

  In 1995, 1994 and 1993, the Company paid to Marriott International $67 million, $41 million and $5 million, respectively, in lodging management fees; $21 million, $23 million and $5 million, respectively, in interest and commitment fees under the lines of credit with Marriott International, the Philadelphia Marriott Hotel mortgage and mortgages for three additional full-service properties; $12 million, $11 million and $3 million, respectively, under the various transitional service agreements; and earned $14 million and $5 million under the senior living community leases during 1994 and 1993. The Company also paid Marriott International $1 million of franchise fees in 1995.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

  In 1995, the Company also acquired a full-service property from a partnership in which Marriott International owned a 50% interest.

16. MANAGEMENT AGREEMENTS

  The Company is party to management agreements (the "Agreements") which provide for Marriott International to manage most of the Company's hotels generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to one-and-one-half to four percent of sales and incentive management fees generally equal to 40% to 50% of Operating Profit (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit. For certain full-service hotels acquired after September 8, 1995, the incentive management fee is equal to 20% of Operating Profits. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No Agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other Agreement and a single Agreement may be cancelled under certain conditions, although such cancellation will not trigger the cancellation of any other Agreement.

  The limited-service properties are subject to the terms of a "Consolidation Agreement" pursuant to which (i) certain fees payable under the management agreement with respect to a particular lodging property will be determined on a consolidated basis with certain fees payable under the Agreements for all lodging properties of the same type, and (ii) until December 31, 2000, certain base fees payable under the management agreement with respect to a particular lodging property will be waived in return for payment upon the sale or certain financings of such properties. After any lodging property is sold or financed, the Consolidation Agreement will no longer be applicable to such property. The Agreements with respect to the Company's full-service hotels are not subject to the Consolidation Agreement and the management fees payable to Marriott International under a single Agreement are calculated solely with respect to the lodging facility managed thereunder.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the full-service hotels also participate in Marriott's Honored Guest Awards Program and the Courtyard hotels in the Courtyard Club. The costs of these programs are charged to all hotels in the respective hotel system.

  The Company is obligated to provide the manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

  At December 29, 1995 and December 30, 1994, $65 million and $52 million, respectively, have been advanced to the hotel managers for working capital and are included in "Due From Hotel Managers" in the accompanying balance sheet.

17. LITIGATION

  In March 1993, the Company reached agreement in principle (the "Class Action Settlement") with certain holders and recent purchasers of the Company's Old Notes, who had either instituted or threatened litigation in response to the Marriott International Distribution. In August 1993, the United States District Court approved the Class Action Settlement. In connection with this settlement, the Company issued warrants in 1994 to purchase up to 7.7 million shares of Host Marriott common stock (see Note 10).

  A group of bondholders (the "PPM Group"), purported to have at one time owned approximately $120 million of Senior Notes, and another group purporting to hold approximately $7.5 million of Senior Notes, opted out of the Class Action Settlement. The PPM Group alleged that laws had been violated in connection with the sale by the Company of certain series of its Senior Notes and debentures and claimed damages of approximately $30 million. The group purporting to hold $7.5 million of Senior Notes settled with the Company in April 1994. Under the terms of the settlement, the Company repurchased the Senior Notes at their par value in the second quarter of 1994.

  In September 1994, the Company settled with certain members of the PPM Group whose claims represented about 40% of the PPM Group's aggregate claims. The claims of the remainder of the PPM Group went to trial in September 1994, and in October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for judgment in its favor on the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995. The appeal was argued in February 1996. In early 1996, the Company reached an agreement to settle all claims relating to this litigation for an immaterial amount.

  The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

18. HOTEL OPERATIONS

  As discussed in Note 1, subsequent to the Marriott International Distribution, hotel revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Prior to the Marriott International Distribution, hotel revenues included room sales and food and beverage sales at hotel properties. Accordingly, the following table presents the details of the Company's house profit for 1995, 1994 and 1993. In 1993, the Company's hotel revenues presented in the accompanying Statement of Operations represent the Company's post-Marriott International Distribution house profit (revenues) for 1993 plus the pre-Marriott International Distribution gross hotel sales for 1993.

                                                            1995   1994   1993
                                                            -----  -----  -----
                                                              (IN MILLIONS)
Revenues
  Rooms...................................................  $ 908  $ 663  $ 520
  Food and Beverage.......................................    363    250    162
  Other...................................................     81     56     39
                                                            -----  -----  -----
    Total Hotel Revenues..................................  1,352    969    721
                                                            -----  -----  -----
Department Costs
  Rooms...................................................    226    168    129
  Food and Beverage.......................................    284    195    130
  Other...................................................     43     29     19
                                                            -----  -----  -----
    Total Department Costs................................    553    392    278
                                                            -----  -----  -----
Department Profit.........................................    799    577    443
Other Deductions..........................................   (325)  (239)  (194)
                                                            -----  -----  -----
House Profit..............................................  $ 474  $ 338    249
                                                            =====  =====
Revenues from Owned Hotels in excess of House Profit prior
 to Distribution..........................................                  354
                                                                          -----
Revenue per Statement of Operations.......................                $ 603
                                                                          =====

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          1995
                                         --------------------------------------
                                          FIRST  SECOND   THIRD  FOURTH  FISCAL
                                         QUARTER QUARTER QUARTER QUARTER  YEAR
                                         ------- ------- ------- ------- ------
                                         (IN MILLIONS, EXCEPT PER COMMON SHARE
                                                        AMOUNTS)
Revenues................................  $ 100   $ 109   $ 110   $ 165  $ 484
Operating profit before corporate
 expenses and interest..................     35      45      38      (4)   114
Loss from continuing operations.........     (8)     (1)     (4)    (49)   (62)
Net income (loss).......................    (14)    (30)     (5)    (94)  (143)
Income (loss) per common share:
  Income (loss) from continuing
   operations...........................   (.05)   (.01)   (.02)   (.31)  (.39)
  Net income (loss).....................   (.09)   (.19)   (.03)   (.59)  (.90)

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                                          1994
                                         --------------------------------------
                                          FIRST  SECOND   THIRD  FOURTH  FISCAL
                                         QUARTER QUARTER QUARTER QUARTER  YEAR
                                         ------- ------- ------- ------- ------
                                         (IN MILLIONS, EXCEPT PER COMMON SHARE
                                                        AMOUNTS)
Revenues................................  $  77   $101    $  83   $119   $ 380
Operating profit before corporate
 expenses and interest..................     26     51       31     44     152
Income (loss) from continuing
 operations.............................    (10)     6       (3)    (6)    (13)
Net income (loss).......................    (18)    --        8    (15)    (25)
Income (loss) per common share:
  Income (loss) from continuing
   operations...........................   (.07)   .04     (.02)  (.04)   (.09)
  Net income (loss).....................   (.12)    --      .05   (.10)   (.17)

  The first three quarters consist of 12 weeks each, and the fourth quarter includes 16 weeks.

  The quarterly financial data has been restated to reflect the results of the Operating Group as discontinued operations.

  Second quarter 1995 results include a $10 million pre-tax charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their net realizable values (see Note 4). Fourth quarter 1995 results include a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value (see Note 4). The fourth quarter 1995 net loss includes a pre-tax charge of $47 million for the adoption of SFAS No. 121 (see Note 1) and a pre-tax $15 million restructuring charge, both of which were related to HM Services and have been included in discontinued operations in the accompanying 1995 statement of operations. Second and fourth quarter 1995 results include extraordinary after-tax losses of $17 million and $3 million, respectively, on the extinguishment of debt (see Note 8).

  Third and fourth quarter 1994 results each include extraordinary after-tax losses of $3 million on the extinguishment of debt. In the second quarter of 1994, the Company reduced its general liability and workers' compensation insurance reserves by $4 million due to favorable claims experience.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information called for by Items 10--13 is incorporated by reference from the Host Marriott Corporation 1996 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) FINANCIAL STATEMENTS

      All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

    (2) FINANCIAL STATEMENT SCHEDULES

      The following financial information is filed herewith on the pages indicated.

      Financial Schedules:

                                                                     PAGE
                                                                  ----------
        I.   Condensed Financial Information of Registrant..      S-1 to S-5
        III. Real Estate and Accumulated Depreciation.......      S-6 to S-7

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (3) EXHIBITS

   EXHIBIT
     NO.                                 DESCRIPTION
 -----------                             -----------
   2.(i)     Memorandum of Understanding between Marriott Corporation and
             Certain Bondholders dated as of March 10, 1993 (incorporated by reference from Current Report on Form 8-K dated March 17, 1993).
   2.(ii)    Stipulation and Agreement of Compromise and Settlement
             (incorporated by reference from Registration Statement No. 33-
             62444).
   3.1(i)    Restated Certificate of Incorporation of Marriott Corporation
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   3.1(ii)   Certificate of Correction filed to correct a certain error in the
             Restated Certificate of Incorporation of Host Marriott Corporation
             filed in the Office of the Secretary of State of Delaware on
             August 11, 1992, filed in the Office of the Secretary of State of
             Delaware on October 11, 1994 (incorporated by reference to
             Registration Statement No. 33-54545).
   3.2       Amended Marriott Corporation Bylaws (incorporated by reference to
             Current Report on Form 8-K dated October 23, 1993).
   4.1(i)    Third Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of December 1, 1986
             (incorporated by reference from Current Report on Form
             8-K dated December 10, 1986).
   4.1(ii)   Fourth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of May 1, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             May 7, 1987).
   4.1(iii)  Fifth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of June 12, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             June 18, 1987).
   4.1(iv)   Sixth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of October 23, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             October 30, 1987).
   4.1(v)    Twelfth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of July 11, 1991
             (incorporated by reference from Current Report on Form 8-K dated
             July 19, 1991).
   4.1(vi)   Thirteenth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of April 22, 1992
             (incorporated by reference from Current Report on Form 8-K dated
             April 29, 1992).
   4.1(vii)  Fourteenth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of April 28, 1992
             (incorporated by reference from Current Report on Form 8-K dated
             May 5, 1992).
   4.1(viii) Fifteenth Supplemental Indenture between Marriott Corporation and
             Bank One, Columbus, NA. dated as of October 8, 1993 ((incorporated by reference from Current Report on Form 8-K dated October 23,
             1993).
   4.2(i)    Rights Agreement between Marriott Corporation and the Bank of New
             York as Rights Agent dated February 3, 1989 (incorporated by reference to Registration Statement No. 33-62444).
   4.2(ii)   First Amendment to Rights Agreement between Marriott Corporation and Bank of New York as Rights Agent dated as of October 8, 1993
             (incorporated by reference to Registration Statement
             No. 33-51707).

  EXHIBIT
    NO.                                 DESCRIPTION
 ----------                             -----------
    4.3     Indenture by and among HMC Acquisition Properties, Inc., as Issuer,
            HMC SFO, Inc., as Subsidiary Guarantors, and Marine Midland Bank,
            as Trustee (incorporated by reference to Registration Statement No.
            333-00768).
    4.4     Indenture by and among HMH Properties Inc., as Issuer, HMH
            Courtyard Properties, Inc., HMC Retirement Properties, Inc.,
            Marriott Financial Services, Inc., Marriott SBM Two Corporation,
            HMH Pentagon Corporation and Host Airport Hotels, Inc., as
            Subsidiary Guarantors, and Marine Midland Bank, as Trustee
            (incorporated by reference to Registration Statement No. 33-95058).
    4.5(i)  Warrant Agreement dated as of October 14, 1994 by and between Host
            Marriott Corporation and First Chicago Trust Company of New York as
            Warrant Agent (incorporated by reference to Registration Statement
            No. 33-80801).
    4.5(ii) First Supplemental Warrant Agreement dated December 22, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation
            and First Chicago Trust Company as Warrant Agent (incorporated by reference to Registration Statement No. 33-80801).
   10.1     Marriott Corporation Executive Deferred Compensation Plan dated as of December 6, 1990 (incorporated by reference from Exhibit 19(i)
            of the Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991).
   10.2     Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan
            effective as of October 8, 1993 (incorporated by reference from
            Current Report on Form 8-K dated October 23, 1993).
   10.3     Distribution Agreement dated as of September 15, 1993 between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
            1993).
   10.4     Amendment No. 1 to the Distribution Agreement dated September 15,
            1993 by and among Host Marriott Corporation, Host Marriott Services
            Corporation and Marriott International (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
   10.5     Distribution Agreement dated December 22, 1995 by and between Host
            Marriott Corporation and Host Marriott Services Corporation
            (incorporated by reference from Current Report on Form 8-K dated
            January 16, 1996).
   10.6     Tax Sharing Agreement dated as of October 5, 1993 by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
            1993).
   10.7     Assignment and License Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference from Current Report on Form 8-K dated
            October 23, 1993).
   10.8     Amendment No. 1 to the Assignment and License Agreement dated as of
            October 8, 1993 by and between Marriott International, Inc. and
            Host Marriott Corporation (incorporated by reference from Current
            Report on Form 8-K dated January 16, 1996).
   10.9     Transitional Corporate Services Agreement dated December 28, 1995 by and between Host Marriott Corporation and Host Marriott Services
            Corporation (incorporateed by reference from Current Report on Form
            8-K dated January 16, 1996).
   10.10    Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
            (incorporated by reference from Current Report on Form 8-K dated
            October 23, 1993).
   10.11    Noncompetition Agreement dated as of October 8, 1993 by and between
            Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
            1993).

   EXHIBIT
     NO.                                 DESCRIPTION
 -----------                             -----------
  10.12      Amendment No. 1 to the Noncompetition Agreement dated October 8,
             1993 by and between Host Marriott Corporation and Marriott
             International, Inc. (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
 #10.13      Host Marriott Lodging Management Agreement-Marriott Hotels,
             Resorts and Hotels dated September 25, 1993 by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Registration Statement No. 33-
             51707).
 #10.14(ii)  Host Marriott Lodging Management Agreement-Courtyard Hotels dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
 #10.14(iii) Host Marriott Lodging Management Agreement-Residence Inns dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
  10.15(i)   Consolidation Letter Agreement pertaining to Courtyard Hotels dated September 25, 1993 between a subsidiary of Marriott
             International, Inc. and a subsidiary of the Company (incorporated by reference to Registration Statement No. 33-51707).
  10.16(ii)  Consolidation Letter Agreement pertaining to Residence Inns dated
             September 25, 1993 between a subsidiary of Marriott International,
             Inc. and a subsidiary of the Company (incorporated by reference to
             Registration Statement No. 33-51707).
  10.17      Employee Benefits and Other Employment Matters Allocation
             Agreement dated as of December 29, 1995 by and between Host
             Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form 8-K dated
             January 16, 1996).
  10.18      Tax Sharing Agreement dated as of December 29, 1995 by and between
             Host Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form
             8-K dated January 16, 1996).
  10.19      Marriott/Host Marriott Employees' Profit Sharing Retirement and
             Savings Plan and Trust (incorporated by reference from
             Registration Statement No. 33-62444).
  10.20      Working Capital Agreement by and between Host Marriott Corporation and Marriott International, Inc. dated as of September 25, 1993
             (incorporated by reference from Registration Statement
             No. 33-62444).
  10.21      Sale-Purchase Agreement dated as of November 2, 1995 between The
             Port Authority of New York and New Jersey, as Seller, and Host
             Marriott Corporation as Purchaser (incorporated by reference from
             Current Report on Form 8-K dated January 8, 1996).
  10.22      Purchase Agreement dated June 2, 1995 by and between MRI Business
             Properties Fund, Ltd. II, as Seller, and HMH Rivers, Inc., as
             Purchaser (incorporated by reference from Current Report on Form
             8-K dated July 3, 1995).
  10.23      Purchase Agreement dated October 31, 1995 by and between 1028796
             Ontario Limited and Marriott Corporation of Canada Ltd. as
             Sellers, and HMC Toronto EC, Inc. as Purchaser (incorporated by reference from Current Report on Form 8-K dated November 20,
             1995).
  10.24      Purchase and Sale Agreement dated as of June 7, 1995 between
             Potomac Hotel Limited Partnership, as Seller, and Host Marriott
             Corporation, as Purchaser (incorporated by reference from Current
             Report on Form 8-K dated September 6, 1995).
  10.25      $225,000,000 Revolving Line and Guarantee Reimbursement Agreement
             dated as of June 26, 1995 among Host Marriott Corporation as
             Borrower, Marriott International, Inc. as Lender, and certain
             Subsidiaries of Host Marriott Corporation as Guarantors
             (incorporated by reference from Current Report on Form 8-K dated
             July 17, 1995).

 EXHIBIT
   NO.                      DESCRIPTION
 -------                    -----------
  11     Statement re: Computation of Per Share Earnings.
  22     Subsidiaries of Host Marriott Corporation.
  23     Consent of Independent Public Accountants

--------
 #Agreement filed is illustrative of numerous other agreements to which the Company is a party.

  (b) REPORTS ON FORM 8-K

    . September 28, 1995--Report of the announcement that Robert E. Parsons has been named Executive Vice President and Chief Financial Officer, replacing Matthew J. Hart, and Scott A. LaPorta has been named Senior Vice President and Treasurer.

    . November 3, 1995--Report of the announcement that the Company acquired the Toronto Eaton Centre Marriott.

    . November 6, 1995--Amendment to Current Report on Form 8-K dated August 22, 1995 by filing financial statements of the Dallas/Fort Worth Airport Hotel and pro forma financial information of the Company.

    . December 22, 1995--Report of the announcement that the Company acquired the New York Vista Hotel.

    . December 29, 1995--Report of the announcement that (i) the Company completed the Special Dividend of its Operating Group to its shareholders; (ii) the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; (iii) Host Marriott Services Corporation recorded a restructuring charge in the fourth quarter of 1995; and (iv) the Company filed financial statements to reflect Host Marriott Services Corporation as discontinued operations.

    . January 11, 1996--Report of the announcement that the Company (i) has reached agreements to acquire controlling interests in the San Diego Marriott Hotel and Marina, two hotels in Mexico City and the Pittsburgh Hyatt, and to purchase the Delta Meadowvale Hotel and Conference Centre in Toronto, Canada; (ii) has recorded a charge in the fourth quarter of 1995 to reduce an undeveloped land site to its estimated sale value; (iii) filed a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock; and (iv) has filed pro forma financial information of the Company.

    . January 17, 1996--Amendment to Current Report on Form 8-K dated November 3, 1995 and December 22, 1995 by filing financial statements of the Toronto Eaton Centre Marriott and the New York Vista Hotel.

    . February 28, 1996--Report of the announcement that the Company filed amendment no. 1 to a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock. The Company filed the amended registration statement as an exhibit.

    . March 7, 1996--Amendment to Current Report on Form 8-K/A dated January 17, 1996 by filing updated financial statements of the New York Vista.

  (d) OTHER INFORMATION

                                                                        PAGE
                                                                     -----------
      Supplemental Pro Forma Information............................ S-8 to S-13

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BETHESDA, STATE OF MARYLAND, ON MARCH 28, 1996.

                                          Host Marriot Corporation



                                               /s/ Robert E. Parsons, Jr.
                                          By __________________________________
                                                 Robert E. Parsons, Jr.
                                           Executive Vice President and Chief
                                                    Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Terence C. Golden           President, Chief Executive      March 28, 1996
____________________________________ Officer (Principal
         Terence C. Golden           Execuitive Officer) and
                                     Director

   /s/ Robert E  Parsons, Jr.        Executive Vice President and    March 28, 1996
____________________________________ Chief Financial Officer
       Robert E. Parsons, Jr.        (Principal Financial
                                     Officer)

     /s/ Donald D. Olinger           Vice President and Corporate    March 28, 1996
____________________________________ Controller (Principal
         Donald D. Olinger           Accounting Officer)

   /s/ Richard E. Marriott           Chairman of the Board           March 28, 1996
____________________________________ of Directors
        Richard E. Marriott

      /s/ R. Theodore Ammon          Director                        March 28, 1996
____________________________________
         R. Theodore Ammon

    /s/ J. W. Marriott, Jr.          Director                        March 28, 1996
____________________________________
        J. W. Marriott, Jr.

     /s/ Ann Dore McLaughlin         Director                        March 28, 1996
____________________________________
        Ann Dore McLaughlin

   /s/ Harry L. Vincent, Jr.         Director                        March 28, 1996
____________________________________
       Harry L. Vincent, Jr.

                                                                      SCHEDULE 1
                                                                     PAGE 1 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                      DECEMBER 29, DECEMBER 30,
                                                          1995         1994
                       ASSETS                         ------------ ------------
                                                            (IN MILLIONS)
Property and Equipment...............................    $1,427       $1,676
Investments in Affiliates............................        26           31
Notes Receivable.....................................        65           11
Due from Hotel Managers..............................        38           31
Investment in and Advances to Restricted
 Subsidiaries........................................       598          919
Other Assets.........................................       130           70
Cash and Cash Equivalents............................        78           42
                                                         ------       ------
    Total Assets.....................................    $2,362       $2,780
                                                         ======       ======
        LIABILITIES AND SHAREHOLDERS' EQUITY
Debt.................................................    $1,094       $1,362
Accounts Payable and Accrued Expenses................        40           52
Deferred Income Taxes................................       423          476
Other Liabilities....................................       130          139
Net Investment in Discontinued Operations............        --           41
                                                         ------       ------
    Total Liabilities................................     1,687        2,070
                                                         ------       ------
Shareholders' Equity
  Convertible Preferred Stock........................        --           13
  Common Stock.......................................       160          154
  Additional Paid-in Capital.........................       499          479
  Retained Earnings..................................        16           64
                                                         ------       ------
                                                            675          710
                                                         ------       ------
    Total Liabilities and Shareholders' Equity.......    $2,362       $2,780
                                                         ======       ======

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.

           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

 FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993

                                                             1995   1994  1993
                                                             -----  ----  -----
                                                              (IN MILLIONS)
Revenues...................................................  $ 229  $163  $ 291
Operating costs and expenses...............................    233   122    288
                                                             -----  ----  -----
Operating profit (loss) before minority interest, corporate
 expenses and interest.....................................     (4)   41      3
Minority interest..........................................     (2)   (1)    (1)
Corporate expenses.........................................    (23)  (19)   (27)
Interest expense...........................................   (105)  (86)  (133)
Interest income............................................     11    12     12
                                                             -----  ----  -----
Loss before income taxes, equity in earnings of
 subsidiaries and cumulative effect of changes in
 accounting principles.....................................   (123)  (53)  (146)
Equity in earnings of Restricted Subsidiaries..............     28    27     57
Benefit for income taxes...................................     13     7     22
                                                             -----  ----  -----
Loss from continuing operations before equity in earnings
 of Marriott International and cumulative effect of changes
 in accounting principles..................................    (82)  (19)   (67)
Equity in earnings of Marriott International, net-of-tax...     --    --    123
Loss from discontinued operations, net-of-tax..............    (61)   (6)    (4)
                                                             -----  ----  -----
Income (loss) before cumulative effect of changes in
 accounting principles.....................................   (143)  (25)    52
Cumulative effect of changes in accounting principles......     --    --     (2)
                                                             -----  ----  -----
  Net income (loss)........................................  $(143) $(25) $  50
                                                             =====  ====  =====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.

           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

 FISCAL YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993

                                                           1995   1994   1993
                                                           -----  -----  -----
                                                             (IN MILLIONS)
Cash from (used in) Operations............................ $ (25) $  34  $  81
                                                           -----  -----  -----
Investing Activities
  Net proceeds from sale of assets........................    18     45     46
  Capital expenditures....................................   (88)  (133)  (100)
  Acquisitions............................................   (61)  (417)    --
  Dividends from Restricted Subsidiaries..................    36     --     --
  Other...................................................    50     99    (32)
                                                           -----  -----  -----
    Cash used in investing activities.....................   (45)  (406)   (86)
                                                           -----  -----  -----
Financing Activities
  Issuances of debt.......................................   175    211    287
  Issuances of common stock...............................    13    238     12
  Repayments of debt......................................  (245)   (91)  (453)
  Transfers from Marriott International and Restricted
   Subsidiaries, net......................................   163      4    357
  Dividends paid..........................................    --     --    (33)
  Cash distributed to Marriott International..............    --     --   (272)
                                                           -----  -----  -----
    Cash from (used in) financing activities..............   106    362   (102)
                                                           -----  -----  -----
Increase (decrease) in cash and cash equivalents.......... $  36  $ (10) $(107)
                                                           =====  =====  =====

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

                                                                     SCHEDULE I
                                                                    PAGE 4 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   NOTES TO CONDENSED FINANCIAL INFORMATION

  A) The accompanying condensed financial information of Host Marriott Corporation (the "Parent Company") present the financial position, results of operations and cash flows of the Parent Company with the investment in, and operations of, consolidated subsidiaries with restricted net assets on the equity method of accounting.

    In May 1995, HMH Properties, Inc. ("Properties"), an indirect, wholly-owned subsidiary of the Parent Company, issued $600 million of 9.5% senior notes at par value with a final maturity of May 2005 (the "Properties Notes"). The Properties Notes are secured by a pledge of the stock of certain of their respective subsidiaries and are guaranteed, jointly and severally, by all of Properties' subsidiaries. The indenture governing the Properties Notes contains covenants that, among other things, limit the ability of Properties and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Properties subsidiaries and enter into certain mergers and consolidations. The net assets of Properties at December 29, 1995 were approximately $380 million, substantially all of which were restricted.

    In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Parent Company, issued $350 million of 9% senior notes (the "Acquisition Notes") at par value with a final maturity of December 2007. The Acquisition Notes are guaranteed by Acquisitions' subsidiary. The indenture governing the Acquisition Notes contains covenants that, among other things, limit the ability of Acquisitions and its subsidiary to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Acquisitions' subsidiary and enter into certain mergers and consolidations. The net assets of Acquisitions at December 29, 1995 were approximately $225 million, substantially all of which were restricted.

    On October 8, 1993 (the "Marriott International Distribution Date"), the Parent Company distributed, through a special tax-free dividend (the "Marriott International Distribution") to holders of its common stock (on a share-for-share basis) all outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, Inc. ("Marriott International"). In connection with the Marriott International Distribution, the Parent Company completed an exchange offer ("Exchange Offer") pursuant to which holders of senior notes in an aggregate principal amount of approximately $1.2 billion ("Old Notes") exchanged such Old Notes for a combination of (i) cash, (ii) common stock and (iii) new senior notes ("Hospitality Notes") issued by Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned subsidiary of HMH Holdings, Inc. ("Holdings"), which is a wholly-owned subsidiary of the Parent Company. The Hospitality Notes were redeemed in the second quarter of 1995 partially with the net proceeds from the Properties Notes. The indenture governing the Hospitality Notes contained covenants that, among other things, limited the ability of Hospitality and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, create liens, enter into certain transactions with affiliates, sell certain assets and limit the activities of Holdings. Substantially all of Hospitality's net assets were restricted. Holdings' primary asset was the capital stock of Hospitality and was the borrower of a $630 million line of credit with Marriott International which was terminated during 1995. During 1995, Holdings was liquidated and merged upstream into Host Marriott.

                                                                      SCHEDULE I
                                                                     PAGE 5 OF 5

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

    Properties, Acquisitions and Holdings are restricted subsidiaries of the Parent Company (the "Restricted Subsidiaries") and are accounted for under the equity method of accounting on the accompanying condensed financial information of the Parent Company.

  B) Under the terms of the Exchange Offer, the Parent Company secured the Old Series I Notes with a principal balance of $87 million equally and ratably with the Hospitality Notes issued in the Exchange Offer. The Old Series I Notes were repaid upon its maturity in May 1995. Investment in and advances to restricted subsidiaries include $87 million at December 30, 1994, which were pushed down to Hospitality prior to its repayment.

    In fiscal year 1993, for the period from the beginning of the year through October 8, 1993, Hospitality's financial statements reflect the pushed-down effects of 100% of that portion of the Old Notes that would have been replaced with the Hospitality Notes had the Company received tenders for 100% of the aggregate amount of Old Notes that were subject to the Exchange Offer.

    Interest expense related to the pushed-down debt discussed above of $4 million in 1995, $8 million in 1994 and $63 million in 1993 is included in interest expense in the accompanying condensed statements of income.

  C) In 1995, Properties paid $36 million of cash dividends to the Parent Company as permitted under its indenture agreement. There were no cash dividends paid to the Parent Company in 1994 and 1993.

  D)Aggregate debt maturities at December 29, 1995, excluding capital lease obligations, are (in millions):

      1996............................................................... $  118
      1997...............................................................     40
      1998...............................................................    326
      1999...............................................................      3
      2000...............................................................     51
      Thereafter.........................................................    545
                                                                          ------
                                                                          $1,083
                                                                          ======

  E) The accompanying statements of income reflect the equity in earnings of Restricted Subsidiaries, including Hospitality, after elimination of interest expense (see Note B) and before income taxes. The Restricted Subsidiaries are included in the consolidated income tax returns of Host Marriott Corporation.

  F) As more fully described in Note 2 to the Company's consolidated financial statements, the Company completed a special dividend to shareholders on December 29, 1995 of its operating group ("Operating Group") which comprised its food, beverage and merchandise concessions business. The accompanying condensed financial information has been restated to reflect the Operating Group as discontinued operations.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 29, 1995
                                 (IN MILLIONS)

                                                                  GROSS AMOUNT AT
                           INITIAL COSTS                         DECEMBER 29, 1995
                         ----------------- SUBSEQUENT  ASSET  ------------------------                 DATE OF
                              BUILDINGS &     COSTS    WRITE-      BUILDINGS &         ACCUMULATED  COMPLETION OF   DATE
    DESCRIPTION     DEBT LAND IMPROVEMENTS CAPITALIZED  DOWN  LAND IMPROVEMENTS TOTAL  DEPRECIATION CONSTRUCTION  ACQUIRED
    -----------     ---- ---- ------------ ----------- ------ ---- ------------ ------ ------------ ------------- --------
Full-service
Hotels:
 New York Marriott
 Marquis Hotel,
 New York, NY...... $339 $ --    $  552       $ 19      $ --  $ --    $  571    $  571    $ (93)          1986        N/A
 San Francisco
 Moscone Center,
 San Francisco,
 CA................  230   --       278          4        --    --       282       282      (27)          1989        N/A
 Other full-
 service
 properties, each
 less than 5% of
 total.............  403  158     1,288        251        --   159     1,538     1,697     (216)       various    various
                    ---- ----    ------       ----      ----  ----    ------    ------    -----
   Total full-
   service.........  972  158     2,118        274        --   159     2,391     2,550     (336)
Courtyard..........   --   41       149          3        (6)   41       146       187      (19)       various        N/A
Residence Inn......   --   38       104         21        (4)   40       119       159      (13)       various        N/A
Other properties,
each less than 5%
of total...........   --  132         5         13       (60)   80        10        90       (6)       various        N/A
                    ---- ----    ------       ----      ----  ----    ------    ------    -----
   Total........... $972 $369    $2,376       $311      $(70) $320    $2,666    $2,986    $(374)
                    ==== ====    ======       ====      ====  ====    ======    ======    =====
                    DEPRECIATION
    DESCRIPTION         LIFE
    -----------     ------------
Full-service
Hotels:
 New York Marriott
 Marquis Hotel,
 New York, NY......        50
 San Francisco
 Moscone Center,
 San Francisco,
 CA................        50
 Other full-
 service
 properties, each
 less than 5% of
 total.............        40
   Total full-
   service.........
Courtyard..........        40
Residence Inn......        40
Other properties,
each less than 5%
of total...........   various
   Total...........

                                                                   SCHEDULE III
                                                                    PAGE 2 OF 2

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 29, 1995
                                 (IN MILLIONS)

NOTES:

  (A) The change in total cost of properties for the fiscal years ended December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $2,681
       Additions:
         Acquisitions...................................................    502
         Capital expenditures...........................................     40
       Deductions:
         Dispositions and other.........................................   (436)
                                                                         ------
     Balance at December 30, 1994.......................................  2,787
       Additions:
         Acquisitions...................................................    356
         Capital expenditures...........................................     25
         Transfers from construction-in-progress........................    185
       Deductions:
         Dispositions and other.........................................   (367)
                                                                         ------
     Balance at December 29, 1995....................................... $2,986
                                                                         ======

  (B) The change in accumulated depreciation and amortization for the fiscal years ended December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $  301
       Depreciation and amortization....................................     59
       Dispositions and other...........................................    (27)
                                                                         ------
     Balance at December 30, 1994.......................................    333
       Depreciation and amortization....................................     65
       Dispositions and other...........................................    (24)
                                                                         ------
     Balance at December 29, 1995....................................... $  374
                                                                         ======

  (C) The aggregate cost of properties for Federal income tax purposes is approximately $3,075 million at December 29, 1995.

  (D)The total cost of properties excludes construction-in-progress properties.

                PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

 The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company reflect the following transactions for the fiscal year ended December 29, 1995, as if such transactions had been completed at the beginning of the year:

  .1996 acquisition of a controlling interest in the San Diego Marriott Hotel and Marina
  .1996 acquisition of the Toronto Delta Meadowvale
  .1996 acquisition of an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites
  .Consummation of the Pending Acquisitions
  .Consummation of the Pending Dispositions
  .1995 acquisition of eight full-service hotel properties (see discussion below)
  .1995 sale/leaseback of 37 Courtyard properties
  .1995 sale of the Company's remaining four Fairfield Inns
  .May 1995 Debt Offering
  .December 1995 Debt Offering

  The unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company reflects the first quarter 1996 acquisition of a controlling interest in the San Diego Marriott Hotel and Marina, the first quarter 1996 acquisition of the Toronto Delta Meadowvale, the first quarter 1996 purchase of an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites, the consummation of the Pending Acquisitions and the Pending Dispositions, as if such transactions had been completed on December 29, 1995.

  During the first quarter of 1996, the Company acquired the Toronto Delta Meadowvale, a controlling interest in the San Diego Marriott Hotel and Marina and an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites. In February 1996, the Company entered into an agreement with the REIT to sell and lease back 16 Courtyard properties and 18 Residence Inns, the Pending Dispositions.

  The Company has also entered into agreements to purchase two full-service hotel properties and a controlling interest in one full-service hotel property. These transactions comprise the Pending Acquisitions.

  During 1995, the Company acquired nine full-service hotel properties. The accompanying Unaudited Pro Forma Condensed Consolidated Statement of Operations does not reflect any pro forma adjustments related to the New York Vista Hotel (renamed the Marriott World Trade Center) due to the suspension of hotel operations and the renovation of the hotel as a result of extensive damage from an explosion on February 26, 1993. Because the hotel did not resume full operations until mid-1995, the historical operations of the hotel during the periods presented are not meaningful.

  During 1995, 37 of the Courtyard properties were sold to and leased back from the REIT, and the Company sold its four remaining Fairfield Inns.

  HMH Properties, Inc. ("HMH Properties"), an indirect wholly-owned subsidiary of the Company, issued $600 million of debt (the "Properties Notes") in May 1995 (the "May 1995 Debt Offering"). The Properties Notes were issued at par and carry a 9.5% interest rate with a final maturity of May 2005. The net proceeds to the Company were used to defease, and subsequently redeem, bonds which carried a weighted average interest rate of 10.4%, and to pay down a portion of the line of credit with Marriott International. Additionally, the Company replaced its $630 million line of credit with Marriott International with the New Line of Credit.

  In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes") to several initial purchasers (the "December 1995 Debt Offering"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. The proceeds were utilized to repay in full the $210 million of outstanding borrowings under, and terminate, Acquisitions' $230 million revolving credit facility (the "Revolver"), to acquire one full-service hotel in the fourth quarter of 1995, the Toronto Delta Meadowvale in the first quarter of 1996 and to finance future acquisitions of full-service hotel properties, including one of the Pending Acquisitions.

  During 1995, the Company sold the 199-room Springfield Radisson Hotel which was acquired as part of a portfolio of lodging properties by the Company in 1994. No adjustment has been reflected in the accompanying Pro Forma Condensed Consolidated Statement of Operations due to the immateriality of the operating results for this property.

  The "Historical" column in the accompanying Pro Forma Condensed Consolidated Statement of Operations excludes the results of the Operating Group, which are considered discontinued operations.

  The Pro Forma Condensed Consolidated Financial Data of the Company are unaudited and presented for informational purposes only and may not reflect the Company's future results of operations and financial position or what the results of operations and financial position of the Company would have been had such transactions occurred as of the dates indicated. The unaudited Pro Forma Condensed Consolidated Financial Data and Notes thereto should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.

                           HOST MARRIOTT CORPORATION

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN MILLIONS)

                                                    AS OF DECEMBER 29, 1995
                                                 ------------------------------
                                                                          PRO
                                                 HISTORICAL ADJUSTMENTS  FORMA
                     ASSETS                      ---------- -----------  ------
Property and Equipment..........................   $2,882      $ 245 (A) $2,894
                                                                  69 (B)
                                                                (302)(C)
Notes and Other Receivables.....................      210         18 (A)    228
Due from Hotel Managers.........................       72         --         72
Investments in Affiliates.......................       26        (12)(A)     14
Other Assets....................................      166          9 (A)    210
                                                                  35 (C)
Cash and Cash Equivalents.......................      201        (54)(A)    387
                                                                 (68)(B)
                                                                 308 (C)
                                                   ------      -----     ------
                                                   $3,557      $ 248     $3,805
                                                   ======      =====     ======
      LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Debt carrying a parent company guarantee of
   repayment....................................   $  262      $  --     $  262
  Debt not carrying a parent company guarantee
   of repayment.................................    1,916        206 (A)  2,122
                                                   ------      -----     ------
                                                    2,178        206      2,384
Accounts Payable and Accrued Expenses...........       52         --         52
Deferred Income Taxes...........................      504         --        504
Other Liabilities...............................      148          1 (B)    190
                                                                  41 (C)
                                                   ------      -----     ------
    Total Liabilities...........................    2,882        248      3,130
                                                   ------      -----     ------
Shareholders' Equity
  Common Stock..................................      160         --        160
  Additional Paid-in Capital....................      499         --        499
  Retained Earnings.............................       16         --         16
                                                   ------      -----     ------
    Total Shareholders' Equity..................      675         --        675
                                                   ------      -----     ------
                                                   $3,557      $ 248     $3,805
                                                   ======      =====     ======

    See Notes to Unaudited Pro Forma Condensed Consolidated Financial Data.

                           HOST MARRIOTT CORPORATION

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   FISCAL YEAR 1995
                                       -----------------------------------------
                                                               ACQUISITION
                                                  DISPOSITION    & OTHER    PRO
                                       HISTORICAL ADJUSTMENTS  ADJUSTMENTS FORMA
                                       ---------- -----------  ----------- -----
Revenues
  Hotels.............................    $ 474       $ (1)(D)      $30 (E) $ 553
                                                                    11 (F)
                                                                    39 (G)
  Other..............................       10         --            2 (G)    12
                                         -----       ----          ---     -----
                                           484         (1)          82       565
                                         -----       ----          ---     -----
Operating cost and expenses
  Hotels.............................      281         (1)(D)       17 (E)   362
                                                       10 (H)        6 (F)
                                                       26 (I)       23 (G)
  Other..............................       89         --           --        89
                                         -----       ----          ---     -----
                                           370         35           46       451
                                         -----       ----          ---     -----
Operating profit.....................      114        (36)          36       114
Minority interest....................       (2)        --           --        (2)
Corporate expenses...................      (36)        --           --       (36)
Interest expense.....................     (178)         4 (J)       (3)(E)  (209)
                                                                   (18)(G)
                                                                     3 (K)
                                                                   (17)(L)
Interest income......................       27         --            1 (G)    28
                                         -----       ----          ---     -----
Loss from continuing operations
 before income taxes and
 extraordinary item..................      (75)       (32)           2      (105)
(Provision) benefit for income taxes.       13         11 (M)       (1)(M)    23
                                         -----       ----          ---     -----
Loss from continuing operations
 before extraordinary item...........    $ (62)      $(21)         $ 1     $ (82)
                                         =====       ====          ===     =====
Loss per common share from continuing
 operations..........................    $(.39)                            $(.52)
                                         =====                             =====
Weighted average shares outstanding..    158.3                             158.3
                                         =====                             =====

    See Notes to Unaudited Pro Forma Condensed Consolidated Financial Data.

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED

                                FINANCIAL DATA

  A. Represents the adjustment to record the 1996 acquisition of the San Diego Marriott Hotel and Marina, the Toronto Delta Meadowvale and an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites as follows:

      . Record property and equipment of $245 million
      . Record the purchase of a mortgage loan securing one full-service property for $18 million
      . Record the mortgage debt of $206 million for one full-service property . Record the use of cash of $54 million for the acquisition cost
      . Record the elimination of the prior investment of $12 million in a partnership
      . Record the property improvement and debt service escrow funds of $9 million for one full-service property

  B.  Represents the adjustment to record the Pending Acquisitions as follows:

      . Record property and equipment of $69 million
      . Record the use of cash of $68 million for the acquisition cost
      . Record the minority interest of $1 million for the partner of the joint venture acquiring one full- service property

  C.  Represents the adjustment to record the Pending Dispositions as follows:

      . Reduce property and equipment by the net book value of assets sold of
        $302 million
      . Record the net cash proceeds of $308 million
      . Record the deferred proceeds of $35 million
      . Record the deferred gain of $41 million

  D. Represents the adjustment to eliminate the revenues and the operating costs for the 1995 sale of the four remaining Fairfield Inns.

  E. Represents the adjustment to reflect the incremental increase in revenue, operating costs and secured debt interest expense for the 1995 addition of eight full-service properties, as if they were added at the beginning of the fiscal year. On February 26, 1993, an explosion caused damage to the structure and interior of the New York Vista Hotel, as well as the adjoining World Trade Center complex. As a result of the damage, all hotel operations were suspended and the hotel underwent extensive renovation. Because the hotel did not resume full operations until mid-1995, the historical operations of the hotel during the periods presented are not meaningful and the accompanying Unaudited Pro Forma Condensed Consolidated Statement of Operations does not reflect any adjustments related to the hotel.

  F. Represents the adjustment to record the revenue and operating costs for the Pending Acquisitions, including depreciation expense reflecting the Company's basis in the assets and the incremental management fees as a result of the new management agreements that will be entered into in conjunction with the transactions.

  G. Represents the adjustment to record the revenue, operating costs, secured debt interest expense and interest income for the first quarter 1996 acquisition of the Toronto Delta Meadowvale, the acquisition of a controlling interest in the San Diego Marriott Hotel and Marina, and the purchase of an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites.

  H. Represents the net adjustment to eliminate the depreciation expense and record the incremental lease expense for the 1995 sale/leaseback of the 37 Courtyard properties.

  I. Represents the net adjustment to eliminate depreciation expense and record the incremental lease expense for the Pending Dispositions.

                                FINANCIAL DATA

  J. Represents the adjustment to reduce interest expense for the redemption of senior notes of Host Marriott Hospitality, Inc. (the "Hospitality Notes") with the net sales proceeds from the 26 Fairfield Inns, 14 senior living communities and 21 Courtyard properties.

  K. Represents the adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Properties Notes and the decrease in commitment fees as a result of the New Line of Credit. Extraordinary losses of approximately $17 million, after taxes, related to the 1995 redemption of certain of the Hospitality Notes are not reflected in the accompanying Unaudited Pro Forma Condensed Consolidated Statement of Operations.

  L. Represents the adjustment to interest expense to eliminate the interest expense and related amortization of deferred financing fees for the Revolver, and to record the interest expense and related amortization of deferred financing fees as a result of the issuance of the Acquisitions Notes.

  M. Represents the income tax impact of pro forma adjustments at statutory rates.