Form 10-Q
period 1996-03-22
HOST MARRIOTT CORP/MD
filed 1996-05-03
CIK 314733

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



FOR THE QUARTER ENDED MARCH 22, 1996             COMMISSION FILE NO. 1-5664


                           HOST MARRIOTT CORPORATION
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND  20817

                                 (301) 380-9000


            Delaware                                     53-0085950
    --------------------------                   -------------------------
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

                                                           Yes   X     No
                                                               -----       -----



                                                     SHARES OUTSTANDING
      CLASS                                          AT APRIL 19, 1996
- ---------------------                                ------------------
Common Stock, $1.00
par value per share                                        194,457,000
                                                           -----------

================================================================================

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                               PAGE NO.
                                                               --------


PART I.  FINANCIAL INFORMATION (Unaudited):

         Condensed Consolidated Balance Sheets -                   3
            March 22, 1996 and December 29, 1995

         Condensed Consolidated Statements of Operations -         4
            Twelve Weeks Ended March 22, 1996 and March 24, 1995
         Condensed Consolidated Statements of Cash Flows -         5
            Twelve Weeks Ended March 22, 1996 and March 24, 1995
         Notes to Condensed Consolidated Financial Statements      6

         Management's Discussion and Analysis of Results of        9
            Operations and Financial Condition


PART II. OTHER INFORMATION AND SIGNATURE                          13

                         PART I.  FINANCIAL INFORMATION

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                             March 22,     December29,
                                                               1996           1995
                                                             ---------     ----------
                                                            (unaudited)
                                     ASSETS
                                     ------
Property and Equipment........................................  $3,160       $2,882
Notes and Other Receivables (including amounts due from
  affiliates of $164 million and $170 million, respectively)..     218          210
Due from Hotel Managers.......................................      80           72
Investments in Affiliates.....................................      14           26
Other Assets..................................................     230          166
Cash and Cash Equivalents.....................................     168          201
                                                                ------       ------
                                                                $3,870       $3,557
                                                                ======       ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
 Debt carrying a parent company guarantee of repayment.......  $  253        $  262
 Debt not carrying a parent company guarantee of repayment...   2,171         1,916
                                                               ------        ------
                                                                2,424         2,178
Accounts Payable and Accrued Expenses........................      75            52
Deferred Income Taxes........................................     501           504
Other Liabilities............................................     203           148
                                                               ------        ------
   Total Liabilities.........................................   3,203         2,882
                                                               ------        ------


Shareholders' Equity
 Common Stock, 300 million shares authorized; 162.7 million
  shares and 159.7 million shares issued, respectively.......     163           160
 Additional Paid-in Capital..................................     500           499
 Retained Earnings...........................................       4            16
                                                               ------        ------
   Total Shareholders' Equity................................     667           675
                                                               ------        ------
                                                               $3,870        $3,557
                                                               ======        ======




          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              TWELVE WEEKS ENDED MARCH 22, 1996 AND MARCH 24, 1995
           (UNAUDITED, IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                  1996    1995
                                                                 ------  ------
REVENUES
 Hotels........................................................  $ 126   $  96
 Net gains on property transactions............................      1       1
 Equity in earnings (losses) of affiliates.....................      1      (1)
 Other.........................................................      2       4
                                                                 -----   -----
  Total revenues...............................................    130     100
                                                                 -----   -----

OPERATING COSTS AND EXPENSES
 Hotels (including Marriott International management fees of
  $17 million and $14 million in 1996 and 1995, respectively)..     83      57
 Other.........................................................      9       8
                                                                 -----   -----
  Total operating costs and expenses...........................     92      65
                                                                 -----   -----

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST..............................     38      35
Minority interest..............................................     (1)     --
Corporate expenses.............................................     (9)     (9)
Interest expense...............................................    (48)    (40)
Interest income................................................      6       5
                                                                 -----   -----

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES............................................    (14)     (9)
Benefit for income taxes.......................................      2       1
                                                                 -----   -----

LOSS FROM CONTINUING OPERATIONS................................    (12)     (8)
DISCONTINUED OPERATIONS
 Loss from discontinued operations
      (net of income taxes of $5 million in 1995)..............     --      (6)
                                                                 -----   -----

NET LOSS.......................................................  $ (12)  $ (14)
                                                                 =====   =====

LOSS PER COMMON SHARE:
Continuing operations..........................................  $(.07)  $(.05)
Discontinued operations........................................     --    (.04)
                                                                 -----   -----

NET LOSS.......................................................  $(.07)  $(.09)
                                                                 =====   =====




          - See Notes to Condensed Consolidated Financial Statements -

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              TWELVE WEEKS ENDED MARCH 22, 1996 AND MARCH 24, 1995
                            (UNAUDITED, IN MILLIONS)


                                                                            1996    1995
                                                                           ------  ------
OPERATING ACTIVITIES
Loss from continuing operations..........................................  $ (12)  $  (8)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization........................................     34      30
    Income taxes.........................................................     (2)     (1)
    Equity in earnings of affiliates.....................................     (1)      1
    Changes in operating accounts........................................     14      --
    Other................................................................     10       8
                                                                           -----   -----

    Cash from continuing operations......................................     43      30
    Cash used in discontinued operations.................................     (3)     (6)
                                                                           -----   -----
    Cash from operations.................................................     40      24
                                                                           -----   -----

INVESTING ACTIVITIES
Proceeds from sales of assets............................................     90     191
    Less noncash proceeds................................................     (9)    (18)
                                                                           -----   -----
Cash received from sales of assets.......................................     81     173
Acquisitions.............................................................   (165)    (15)
Capital expenditures:
    Capital expenditures for renewals and replacements...................    (18)    (11)
    Lodging construction funded by project financing.....................     (1)    (18)
    Other capital expenditures...........................................    (12)    (14)
Note receivable collections..............................................      3      37
Affiliate collections (advances), net....................................      5     (19)
Other....................................................................    (25)     --
                                                                           -----   -----

    Cash from (used in) investing activities from continuing operations..   (132)    133
    Cash used in investing activities from discontinued operations.......     --      (7)
                                                                           -----   -----
    Cash from (used in) investing activities.............................   (132)    126
                                                                           -----   -----

FINANCING ACTIVITIES
Issuances of debt........................................................     50      25
Issuances of common stock................................................      4       5
Scheduled principal repayments...........................................    (12)     (1)
Debt prepayments.........................................................     --     (25)
Other....................................................................     17      --
                                                                           -----   -----
    Cash from financing activities.......................................     59       4
                                                                           -----   -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................  $ (33)  $ 154
                                                                           =====   =====


          - See Notes to Condensed Consolidated Financial Statements -

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of March 22, 1996 and December 29, 1995, and the results of operations and cash flows for the twelve weeks ended March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions businesses at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). The condensed consolidated financial statements for 1995 have been restated to reflect the Operating Group results as discontinued operations. Revenues for the Company's discontinued operations totaled $231 million for the twelve weeks ended March 24, 1995. Cash used in discontinued operations for the first quarter of 1996 represents the 1996 payment of expenses related to the Special Dividend accrued during 1995.

3. Revenues primarily represent house profit from the Company's hotel properties, gains/losses on property transactions, and equity in earnings of
   affiliates.   House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

   House profit generated by the Company's hotels for the first quarter of 1996 and 1995 consists of:

                                           Twelve Weeks Ended
                                           ------------------
                                         March 22,       March 24,
                                           1996             1995
       Sales                                   (in millions)
          Rooms......................       247            $ 194
          Food & Beverage............        98               77
          Other......................        25               17
                                          -----            -----
             Total Hotel Sales.......       370              288
                                          -----            -----
       Department Costs
          Rooms......................        62               49
          Food & Beverage............        79               61
          Other......................        13               10
                                          -----            -----
             Total Department Costs..       154              120
                                          -----            -----
       Department Profit.............       216              168
       Other Deductions..............        90               72
                                          -----            -----
             House Profit............       126            $  96
                                          =====            =====


                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4. Loss per common share is computed on a fully diluted basis by dividing net loss by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve weeks ended March 22, 1996 and March 24, 1995, as they are antidilutive. The weighted average shares were 161.4 million and 156.2 million for the twelve weeks ended March 22, 1996 and March 24, 1995, respectively.

5. The Company has minority interests in 29 affiliates that own an aggregate of 261 properties, 41 of which are full-service properties, managed by Marriott International. The Company's equity in net income of affiliates was $1 million for the twelve weeks ended March 22, 1996 and the equity in losses of affiliates was $1 million for the twelve weeks ended March 24, 1995.

   Combined summarized operating results reported by affiliates follows:

                                            Twelve Weeks Ended
                                           --------------------
                                            March 22,   March 24,
                                              1996        1995
                                            ---------   ---------
                                               (in millions)

Revenues.................................      $ 176      $ 185
Operating expenses
 Cash charges (including interest).......        110        120
 Depreciation and other noncash charges..         59         64
                                               -----      -----
  Net income.............................      $   7      $   1
                                               =====      =====

   During the second quarter of 1996, the Company commenced an offer to purchase 100% of the limited partnership units of the Marriott Hotel Properties II Limited Partnership (MHP II), an affiliated partnership of the Company in which the Company currently owns a 1.67% general partner interest, for $125,000 per unit, or approximately $92 million for all 740 limited partnership units. MHP II owns the 1,290-room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368-room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara Marriott hotel. The tender offer is subject to a number of conditions, including the tender of a minimum of 50.1% of the total units outstanding.

6. On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

7. In February 1996, the Company entered into an agreement with a real estate investment trust (the "REIT") to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). On March 22, 1996, the sale and leaseback of three Courtyard and five Residence Inn properties was completed for approximately $91 million (10% of which was deferred). A gain on the transaction of approximately $9 million will be deferred and amortized over the initial term of the leases. In the second quarter of 1996, the Company completed the sale and leaseback of the remaining 26 properties (two of these 26 properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $258 million.

8. During the first quarter of 1996, the Company acquired a controlling interest in the San Diego Marriott Hotel and Marina (1,355 rooms), in which it had previously held a five percent interest, for $216 million consisting of a cash contribution of $10 million and $206 million in assumed debt. Also during the first quarter of 1996, the Company acquired a controlling interest in a venture which owns two hotels in Mexico City, Mexico (914 rooms). In addition, the Company acquired the Toronto Delta Meadowvale Hotel and Conference Center (374 rooms) in the first quarter of 1996 for $25 million and an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites for $18 million.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

   During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and acquired, for $18 million, a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency Hotel. The Pittsburgh Hyatt is being converted to the Marriott brand and is scheduled to re-open in July 1996.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
- ---------------------

REVENUES.  Revenues primarily represent house profit from the Company's hotel
- --------
properties, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $30 million, or 30%, to $130 million for the first quarter of 1996 from $100 million for the first quarter of 1995. The Company's revenue and operating profit were impacted by:

 .  improved lodging results for comparable properties;

 . the addition of nine full-service hotel properties during 1995 and three during the first quarter of 1996 (a fourth 1996 addition is under construction and did not impact revenue or operating profit);

 .  the 1995 sale and leaseback of 37 of the Company's Courtyard properties; and

 .  the 1995 sale of four Fairfield Inns.

Hotel revenues increased $30 million, or 31%, to $126 million in the first quarter of 1996, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR"). Improved results for the Company's full-service hotels were driven by strong increases in REVPAR of almost 9% for comparable units. On a comparable basis for the Company's full-service properties, average room rates increased over 5%, while average occupancy increased two percentage points.

The Company's moderate-price Courtyard properties reported an increase of 7% in REVPAR for the 1996 first quarter due to a 6% increase in average room rates and a slight increase in average occupancy.

The Company's extended-stay Residence Inns reported a 5% increase in REVPAR for the 1996 first quarter due primarily to an increase in average room rates of 5%, while average occupancy decreased almost one percentage point. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

OPERATING COSTS AND EXPENSES.  Operating costs and expenses principally consist
- ----------------------------
of depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. The Company's operating costs and expenses increased $27 million to $92 million in the first quarter of 1996 from $65 million in the first quarter of 1995, primarily representing increased hotel operating costs. Hotel operating costs increased $26 million to $83 million for the first quarter of 1996 primarily due to the addition of 12 full-service properties during 1995 and 1996 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses increased to 66% of revenues in the first quarter of 1996 from 59% of revenues in the first quarter of 1995, reflecting the impact of the lease payments on the Courtyard properties which have been sold and leased back, as well as the shifting emphasis to full-service properties. Full-service hotel rooms accounted for 89% of the Company's total hotel rooms at the end of the 1996 first quarter versus 65% at the end of the 1995 first quarter.

OPERATING PROFIT.  As a result of the changes in revenues and operating costs
- ----------------
and expenses discussed above, the Company's operating profit increased $3 million, or 9%, to $38 million for the first quarter of 1996. Hotel operating profit increased $4 million, or 10%, to $43 million, or 34% of hotel revenues, for the first quarter of 1996 from $39 million, or 41%, of hotel revenues for the first quarter of 1995.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Several hotels, including the New York Marriott East Side, the New York Marriott Marquis, the Philadelphia Marriott and the Vail Marriott Mountain Resort posted significant improvements in operating profit. The San Francisco Marriott reported a significant decrease in operating profit due to a rooms renovation and lower than anticipated transient business.

CORPORATE EXPENSES.  Corporate expenses remained at $9 million for the first
- ------------------
quarter of 1996. As a percentage of revenues, corporate expenses decreased to 7% of revenues in the first quarter of 1996 from 9% in the first quarter of 1995.

INTEREST EXPENSE.  Interest expense increased by 20% to $48 million in the first
- ----------------
quarter of 1996 primarily due to the additional debt of approximately $500 million incurred in connection with the 1995 and 1996 full-service hotel additions, increased interest rates on the Company's variable rate debt, and the decreased benefit from the Company's interest rate swap agreements, which was partially offset by the net impact of the 1995 redemptions of Hospitality Notes and the line of credit with Marriott International.

LOSS FROM CONTINUING OPERATIONS.  The loss from continuing operations for the
- -------------------------------
first quarter of 1996 increased $4 million to $12 million principally due to the increase in interest expense, partially offset by the changes in operating profit discussed above.

NET LOSS.  The Company's net loss for the first quarter of 1996 decreased $2
- --------
million to $12 million, including the impact of the $6 million loss from discontinued operations in 1995. The net loss for the first quarter of 1996 was $.07 per share, compared to $.09 per share for the first quarter of 1995.


EBITDA
- ------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $8 million, or 12%, to $75 million in the first quarter of 1996 from $67 million in the first quarter of 1995. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Hotel EBITDA increased $9 million, or 12%, to $78 million in the first quarter of 1996 from $69 million in the first quarter of 1995. Full-service EBITDA increased $18 million, or 36%, to $67 million for the 1996 first quarter. Full-service hotel EBITDA increased to 86% of hotel EBITDA in the first quarter of 1996 from 71% of hotel EBITDA in the first quarter of 1995. On a comparable basis, full-service EBITDA increased 12% for the first quarter of 1996.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a reconciliation of EBITDA to the loss from continuing operations:

                                                 Twelve Weeks Ended
                                               ----------------------
                                               March 22,   March 24,
                                                  1996        1995
                                               ----------  ----------
                                                   (in millions)

  EBITDA.....................................      $  75       $  67
  Interest expense...........................        (48)        (40)
  Depreciation and amortization..............        (34)        (30)
  Income taxes...............................          2           1
  Gain (loss) on dispositions of assets and
   other non-cash charges, net...............         (7)         (6)
                                                   -----       -----
    Loss from continuing operations..........      $ (12)      $  (8)
                                                   =====       =====

CASH FLOWS AND FINANCIAL CONDITION
- ----------------------------------

The Company reported a decrease in cash and cash equivalents of $33 million for the first quarter of 1996. This decrease is primarily due to the use of funds to acquire four full-service properties, repay debt, and fund capital expenditures, partially offset by the proceeds from the sale of limited service properties and cash flow from operations. Cash flow from continuing operations increased $13 million, to $43 million, for the first quarter of 1996 primarily due to improved lodging results.

Cash used in investing activities for continuing operations was $132 million in the first quarter of 1996, while cash from investing activities from continuing operations was $133 million for the first quarter of 1995. Cash used in investing activities for the first quarter of 1996 includes capital expenditures of $31 million, primarily related to renewals and replacements on existing properties and the construction of one urban Residence Inn near National
Airport ($5 million in the first quarter of 1996), and $165 million for four full-service hotel acquisitions, partially offset by $81 million in net sales proceeds, principally from the sale/leaseback of eight of the Company's Courtyard and Residence Inn properties.

During the first quarter of 1996, the Company acquired a controlling interest in the San Diego Marriott Hotel and Marina (1,355 rooms), in which it had previously held a five percent interest, for $216 million consisting of a cash contribution of $10 million and $206 million in assumed debt. Also during the first quarter of 1996, the Company acquired a controlling interest in a venture which owns two hotels in Mexico City, Mexico (914 rooms). One of the hotels (314 rooms) is under construction and will open in the third quarter of 1996.
In addition, the Company acquired the Toronto Delta Meadowvale Hotel and Conference Center (374 rooms) in the first quarter of 1996 for $25 million and an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites for $18 million.

Cash from financing activities from continuing operations increased $55 million to $59 million for the first quarter of 1996, primarily due to the issuance of debt of $40 million related to the acquisition of the two hotels in Mexico City.

In the second quarter of 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million. The proceeds from the equity offering, along with the proceeds from the 1996 sale and leaseback of the Courtyard and Residence Inn properties, will be utilized to acquire full-service hotel properties and for general corporate purposes.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and acquired a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency hotel, which is being converted to the Marriott brand and is scheduled to re-open in July 1996. The Company has also entered into an agreement to acquire the 354-room Oklahoma City Marriott for $23 million. In the second quarter of 1996, the Company completed the sale and leaseback of 13 of its Courtyard properties and 13 of its Residence Inn properties for $258 million (10% of which was deferred).

During the second quarter of 1996, the Company commenced an offer to purchase 100% of the limited partnership units of the Marriott Hotel Properties II Limited Partnership (MHP II), an affiliated partnership of the Company in which the Company currently owns a 1.67% general partner interest, for $125,000 per unit, or approximately $92 million for all 740 limited partnership units. MHP II owns the 1,290-room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368-room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara Marriott hotel. The tender offer is subject to a number of conditions, including the tender of a minimum of 50.1% of the total units outstanding.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In September 1994, the Company and certain holders and purchasers of certain of the Company's bonds (the "PPM Group") went to trial as a result of litigation initiated by the PPM Group in response to the Marriott International Distribution. In October 1994, the judge declared a mistrial based on the inability of the jury to reach a verdict. In January 1995, the judge granted the Company's motion for judgment in its favor on the PPM Group's claims as a matter of law. An appeal was filed by the PPM Group in February 1995 and the appeal was argued in February 1996. In March 1996, the Company settled the litigation for a payment of $1.25 million. The settlement leaves in place the trial court's judgment in favor of the Company on all of the PPM Group's claims. The settlement did not have a material effect on the Company's financial condition and results of operations.

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  None.


ITEM 5.  OTHER INFORMATION
         -----------------

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.  Exhibit:

    #11 Statement Re:  Computation of Loss Per Common Share

b.  Reports on Form 8-K:

    . January 11, 1996 -- Report of the announcement that the Company (i) has reached agreements to acquire controlling interests in the San Diego Marriott Hotel and Marina, two hotels in Mexico City and the Pittsburgh Hyatt, and to purchase the Delta Meadowvale Hotel and Conference Center in Toronto, Canada; (ii) has recorded a charge in the fourth quarter of 1995 to reduce an undeveloped land site to its estimated sale value; (iii) filed a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock; and (iv) has filed pro forma financial information of the Company.

    . January 17, 1996 -- Amendment to Current Report on Form 8-K dated November
      3, 1995 and December 22, 1995 by filing financial statements of the Toronto Eaton Centre Marriott and the New York Vista Hotel.

    . February 28, 1996 -- Report of the announcement that the Company filed amendment no. 1 to a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock. The Company filed the amended registration statement as an exhibit.

  . March 7, 1996 -- Amendment to Current Report on Form 8-K/A dated January
    17, 1996 by filing updated financial statements of the New York Vista.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HOST MARRIOTT CORPORATION


May 3, 1996                        /s/ Donald D. Olinger
- -----------                        ----------------------------------
 Date                              Donald D. Olinger
                                   Vice President and Corporate Controller
                                   (Chief Accounting Officer)