Form 10-Q
period 1996-06-14
HOST MARRIOTT CORP/MD
filed 1996-07-25
CIK 314733

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




For the Quarter Ended June 14, 1996                   Commission File No. 1-5664


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


        Delaware                                       53-0085950
(State of Incorporation)                 (I.R.S. Employer Identification Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No







        Class                                      Shares outstanding
Common Stock, $1.00                                 at July 12, 1996
par value per share                                   194,697,000

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                     Page No.
                                                                     --------




Part I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets -                      3
             June 14, 1996 and December 29, 1995

           Condensed Consolidated Statements of Operations -            4
             Twelve Weeks and Twenty-four Weeks Ended
             June 14, 1996 and June 16, 1995

           Condensed Consolidated Statements of Cash Flows -            6
             Twenty-four Weeks Ended June 14, 1996 and
             June 16, 1995

           Notes to Condensed Consolidated Financial Statements         7

           Management's Discussion and Analysis of Results of          10
             Operations and Financial Condition


Part II. OTHER INFORMATION AND SIGNATURE                               14

                          PART I. FINANCIAL INFORMATION

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                 June 14,       December 29,
                                                                                   1996            1995
                                                                                (unaudited)
                                                                                -----------     ------------
                                     ASSETS

Property and Equipment, Net.................................................... $  3,025       $  2,882
Notes and Other Receivables (including amounts due from
  affiliates of $162 million and $170 million, respectively)...................      218            210
Due from Hotel Managers........................................................       81             72
Investments in Affiliates......................................................       13             26
Other Assets...................................................................      241            166
Cash and Cash Equivalents......................................................      666            201
                                                                                     ---            ---
                                                                                $  4,244       $  3,557
                                                                                ========       ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt
  Debt carrying a parent company guarantee of repayment........................ $    220       $    262
  Debt not carrying a parent company guarantee of repayment....................    2,156          1,916
                                                                                   -----          -----
                                                                                   2,376          2,178
Accounts Payable and Accrued Expenses..........................................       39             52
Deferred Income Taxes..........................................................      507            504
Other Liabilities..............................................................      245            148
                                                                                     ---            ---
     Total Liabilities.........................................................    3,167          2,882
                                                                                   -----          -----


Shareholders' Equity
  Common Stock, 300 million shares authorized; 194.8 million shares and 159.7 million shares issued and outstanding,
    respectively...............................................................      195            160
  Additional Paid-in Capital...................................................      871            499
  Retained Earnings............................................................       11             16
                                                                                     ---            ---
     Total Shareholders' Equity                                                    1,077            675
                                                                                   -----            ---
                    `                                                           $  4,244       $  3,557
                                                                                ========       ========










            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 14, 1996 and June 16, 1995
            (unaudited, in millions, except per common share amounts)



                                                                                   1996            1995
                                                                                   ----            ----
REVENUES
    Hotels......................................................................$     165       $     116
    Net gains (losses) on property transactions.................................       (3)            (10)
    Equity in earnings of affiliates............................................        1              --
    Other ......................................................................        4               3
                                                                                      ---             ---
      Total revenues............................................................      167             109
                                                                                      ---             ---

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $24 million and $15 million in 1996 and 1995, respectively)...............       98              60
    Other ......................................................................        7               4
                                                                                      ---             ---
      Total operating costs and expenses........................................      105              64
                                                                                      ---             ---

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST...............................................       62              45
Minority interest...............................................................       (1)             --
Corporate expenses..............................................................       (8)             (9)
Interest expense................................................................      (51)            (43)
Interest income.................................................................       10               8
                                                                                      ---             ---

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...........................................................       12               1
Provision for income taxes......................................................       (5)             (2)
                                                                                      ---             ---

INCOME (LOSS) FROM CONTINUING OPERATIONS........................................        7              (1)
DISCONTINUED OPERATIONS
Loss from discontinued operations
  (net of income tax benefit of $3 million in 1995).............................       --             (12)
                                                                                      ---             ---

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........................................        7             (13)
Extraordinary item - loss on extinguishment of debt
  (net of income tax benefit of $9 million in 1995).............................       --             (17)
                                                                                      ---             ---
NET INCOME (LOSS)...............................................................$       7       $     (30)
                                                                                =========       =========

INCOME (LOSS) PER COMMON SHARE:
Continuing operations...........................................................$     .03       $    (.01)
Discontinued operations.........................................................       --            (.07)
Extraordinary item - loss on extinguishment of debt.............................       --            (.11)
                                                                                      ---             ---
NET INCOME (LOSS)...............................................................$     .03       $    (.19)
                                                                                =========       =========





            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four weeks ended June 14, 1996 and June 16, 1995
            (unaudited, in millions, except per common share amounts)


                                                                                    1996            1995
                                                                                    ----            ----
REVENUES
    Hotels......................................................................$     291       $    212
    Net losses on property transactions.........................................       (2)            (9)
    Equity in earnings (losses) of affiliates...................................        2             (1)
    Other ......................................................................        6              7
                                                                                      ---            ---
      Total revenues............................................................      297            209
                                                                                      ---            ---

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $41 million and $29 million in 1996 and 1995, respectively)...............      181            117
    Other ......................................................................       16             12
                                                                                      ---            ---
      Total operating costs and expenses........................................      197            129
                                                                                      ---            ---

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST...............................................      100             80
Minority interest...............................................................       (2)            --
Corporate expenses..............................................................      (17)           (18)
Interest expense................................................................      (99)           (83)
Interest income.................................................................       16             13
                                                                                      ---            ---

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...........................................................       (2)            (8)
Provision for income taxes......................................................       (3)            (1)
                                                                                      ---            ---

LOSS FROM CONTINUING OPERATIONS.................................................       (5)            (9)
DISCONTINUED OPERATIONS
    Loss from discontinued operations
      (net of income tax benefit of $8 million in 1995).........................       --            (18)
                                                                                      ---            ---

LOSS BEFORE EXTRAORDINARY ITEM..................................................       (5)           (27)
Extraordinary item - loss on extinguishment of debt
  (net of income tax benefit of $9 million in 1995).............................       --            (17)
                                                                                      ---            ---

NET LOSS .......................................................................$      (5)      $    (44)
                                                                                =========       ========

LOSS PER COMMON SHARE:
Continuing operations...........................................................$    (.03)      $   (.06)
Discontinued operations.........................................................       --           (.11)
Extraordinary item - loss on extinguishment of debt.............................       --           (.11)
                                                                                      ---            ---

NET LOSS........................................................................$    (.03)      $   (.28)
                                                                                =========       ========




            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four weeks ended June 14, 1996 and June 16, 1995
                            (unaudited, in millions)


                                                                                    1996          1995
                                                                                    ----          ----
OPERATING ACTIVITIES
Loss from continuing operations.................................................$      (5)     $      (9)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization...............................................       67             57
    Income taxes................................................................        6             (1)
    Equity in (earnings) losses of affiliates...................................       (2)             1
    Changes in operating accounts...............................................        4            (33)
    Other.......................................................................       24             22
                                                                                      ---            ---

    Cash from continuing operations.............................................       94             37
    Cash from (used in) discontinued operations.................................       (4)            16
                                                                                      ---            ---
    Cash from operations........................................................       90             53
                                                                                      ---            ---

INVESTING ACTIVITIES
Proceeds from sales of assets...................................................      350            190
    Less noncash proceeds.......................................................      (33)           (18)
                                                                                      ---            ---
Cash received from sales of assets .............................................      317            172
Acquisitions....................................................................     (255)           (45)
Capital expenditures:
    Capital expenditures for renewals and replacements..........................      (42)           (24)
    Lodging construction funded by project financing............................       (2)           (25)
    Other capital expenditures .................................................      (33)           (23)
Note receivable collections.....................................................        3             40
Affiliate collections (advances), net...........................................        8             (5)
Other ..........................................................................      (42)            14
                                                                                      ---            ---

    Cash from (used in) investing activities from continuing operations.........      (46)           104
    Cash used in investing activities from discontinued operations..............       --            (24)
                                                                                      ---            ---
    Cash from (used in) investing activities....................................      (46)            80
                                                                                      ---            ---

FINANCING ACTIVITIES
Issuances of debt...............................................................       38            698
Issuances of common stock.......................................................      404              7
Scheduled principal repayments..................................................      (16)           (94)
Debt prepayments ...............................................................      (33)          (713)
Other ..........................................................................       28             --
                                                                                      ---            ---

    Cash from (used in) financing activities from continuing operations.........      421           (102)
    Cash used in financing activities from discontinued operations..............       --             (1)
                                                                                      ---            ---
    Cash from (used in) financing activities....................................      421           (103)
                                                                                      ---            ---

INCREASE IN CASH AND CASH EQUIVALENTS...........................................$     465      $      30
                                                                                =========      =========



            See Notes to Condensed Consolidated Financial Statements.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Host Marriott Corporation and subsidiaries as of June 14, 1996 and December 29, 1995, the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995, and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions businesses at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). The condensed consolidated financial statements for 1995 have been restated to reflect the Operating Group results as discontinued operations. Revenues for the Company's discontinued operations totaled $258 million and $489 million for the twelve and twenty-four weeks ended June 16, 1995, respectively. Cash used in discontinued operations for the first half of 1996 represents the 1996 payment of expenses related to the Special Dividend accrued during 1995.

3. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions, and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground rent, insurance and management fees which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                                               Twelve Weeks Ended      Twenty-four Weeks Ended
                                                              June 14,     June 16,     June 14,     June 16,
                                                                1996         1995         1996         1995
                                                                ----         ----         ----         ----
                                                                               (in millions)

Sales
 Rooms .......................................................$  283       $  210       $  530       $  404
 Food & Beverage .............................................   111           82          209          159
 Other........................................................    27           18           52           35
                                                                 ---          ---          ---          ---
   Total Hotel Sales..........................................   421          310          791          598
                                                                 ---          ---          ---          ---
Department Costs
 Rooms .......................................................    66           50          128           99
 Food & Beverage .............................................    83           63          162          124
 Other .......................................................    15            8           28           18
                                                                 ---          ---          ---          ---
   Total Department Costs ....................................   164          121          318          241
                                                                 ---          ---          ---          ---
Department  Profit  ..........................................   257          189          473          357
Other Deductions .............................................    92           73          182          145
                                                                 ---          ---          ---          ---
   House  Profit .............................................$  165       $  116       $  291        $ 212
                                                              ======       ======       ======        =====

4. Net income (loss) per common share is computed on a fully diluted basis by dividing net loss by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twenty-four weeks ended June 14, 1996 and the twelve weeks and twenty-four weeks ended June 16, 1995, as they are antidilutive. The weighted average shares were 201.9 million and 158.7 million for the twelve weeks ended June 14, 1996 and June 16, 1995, respectively, and 177.3 million and 157.4 million for the twenty-four weeks then ended, respectively.

5. The Company has minority interests in 28 affiliates that own an aggregate of 258 properties, 38 of which are full-service properties, managed by Marriott International. The Company's equity in earnings of affiliates was $1 million and $2 million for the twelve weeks and the twenty-four weeks ended June 14, 1996, respectively, and the equity in losses of affiliates was $1 million for the twenty-four weeks ended June 16, 1995. For the twelve weeks ended June 16, 1995, the Company's equity in earnings of affiliates was not significant.

     Combined summarized operating results reported by affiliates follows:

                                                               Twelve Weeks Ended     Twenty-four Weeks Ended
                                                              June 14,     June 16,    June 14,    June 16,
                                                                 1996        1995        1996        1995
                                                                 ----        ----        ----        ----
                                                                           (in millions)

      Revenues................................................$   195     $  190      $  371       $  375
      Operating expenses:
         Cash charges (including interest)....................   (113)      (120)       (223)        (240)
         Depreciation and other non-cash charges..............    (57)       (62)       (116)        (126)
                                                                  ---        ---         ---          ---
           Net income.........................................$    25     $    8      $   32       $    9
                                                              =======     ======      ======       ======


     On June 18, 1996, the Company successfully completed the tender offer for a majority of the limited partnership units of Marriott Hotel Properties II Limited Partnership ("MHP II"), an affiliated partnership of the Company in which the Company owns a 1.67% general partner interest, by purchasing 377 units for approximately $57 million or $150,000 per unit. MHP II owns the 1,290-room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368-room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara Marriott hotel. As a result of this transaction, a wholly-owned subsidiary of the Company became the majority limited partner in MHP II and the Company will consolidate the MHP II partnership in the third quarter of 1996.

6. On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

7. In February 1996, the Company entered into an agreement with a real estate investment trust (the "REIT") to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). On March 22, 1996, the sale and leaseback of three Courtyard and five Residence Inn properties was completed for approximately $91 million (10% of which was deferred). On April 4, 1996, the Company completed the sale and leaseback of the remaining 26 properties (two of these 26 properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $258 million. A gain on the transactions of approximately $40 million has been deferred and will be amortized over the initial term of the leases.

8. During the first quarter of 1996, the Company acquired a controlling interest in the San Diego Marriott Hotel and Marina (1,355 rooms), in which it had previously held a five percent interest, for $216 million consisting of a cash contribution of $10 million and $206 million in assumed debt. Also during the first quarter of 1996, the Company acquired a controlling interest in a venture which owns two hotels in Mexico City, Mexico (914 rooms). In addition, the Company acquired the Toronto Delta Meadowvale Hotel and Conference Center (374 rooms) for $25 million, and the Company also acquired an 83% interest in the mortgage loans secured by the Newport Beach Marriott Suites for $18 million.

     During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and acquired, for $18 million, a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency Hotel. The Pittsburgh Hyatt is being converted to the Marriott brand and is scheduled to re-open in July 1996. In addition, the Company acquired the 354-room Oklahoma City Marriott for $23 million and the 256-room Jacksonville Marriott for $21 million.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
- ---------------------

REVENUES. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $58 million, or 53%, to $167 million for the second quarter of 1996 from $109 million for the second quarter of 1995. Year-to-date revenues rose $88 million, or 42%, to $297 million. The Company's revenue and operating profit were impacted by:

- -    improved lodging results for comparable hotel properties;

- -    the addition of nine  full-service  hotel properties  during 1995 and seven full-service properties during the first half of 1996 (an eighth 1996 addition is under construction and did not impact revenue or operating profit);

- -    a $4 million charge in the 1996 second quarter to write down an undeveloped land parcel to its net realizable value based on expected sales value (included in "Net gains (losses) on property transactions");

- -    the 1996 sale and leaseback of 16 of the Company's Courtyard properties and
     18 of the Company's Residence Inns;

- -    the 1995 sale and leaseback of 37 of the Company's Courtyard properties;

- -    the 1995 sale of four Fairfield Inns; and

- -    a $10 million  charge in the 1995 second quarter to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value. Such charge is included in revenues as part of "Net gains (losses) on property transactions."

Hotel revenues increased $49 million, or 42%, to $165 million in the second quarter of 1996 and $79 million, or 37%, to $291 million for year-to-date 1996, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR"). Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of almost 13% for the 1996 second quarter and over 10% year-to-date. Results were further enhanced by a two percentage point increase in the house profit margin for the quarter and over a one percentage point increase year-to-date. On a comparable basis for the Company's full-service properties, average room rates increased 8% for the 1996 second quarter and 7% year-to-date, while average occupancy increased almost four percentage points for the 1996 second quarter and three percentage points year-to-date.

The Company's moderate-price Courtyard properties reported an increase of almost 8% in REVPAR for both the 1996 second quarter and year-to-date due to a 6% increase in average room rates and a one percentage point increase in average occupancy.

The Company's extended-stay Residence Inns reported a 5% increase in REVPAR for both the 1996 second quarter and year-to-date due primarily to an increase in average room rates of 6%, while average occupancy decreased slightly. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



During the second quarter of 1996, the Company recorded a charge of $4 million to write down one undeveloped land parcel to its new net realizable value based on current negotiations for the sale of this parcel. The previous net realizable value was based on an agreement to sell the parcel to a single buyer which was terminated.

OPERATING COSTS AND EXPENSES. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. The Company's operating costs and expenses increased $41 million to $105 million in the second quarter of 1996 from $64 million in the second quarter of 1995, primarily representing increased hotel operating costs. Year-to-date operating costs and expenses increased $68 million to $197 million. Hotel operating costs increased $38 million to $98 million for the second quarter of 1996 and $64 million to $181 million year-to-date primarily due to the addition of 16 full-service properties during 1995 and 1996 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses increased to 59% and 62% of revenues in the second quarter of 1996 and year-to-date 1996, respectively, from 52% and 55% of revenues in the second quarter of 1995 and year-to-date 1995, respectively, reflecting the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back, as well as the shifting emphasis to full-service properties. Full-service hotel rooms accounted for 100% of the Company's total hotel rooms at the end of the first half of 1996 versus 69% at the end of the first half of 1995.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $17 million, or 38%, to $62 million for the second quarter of 1996 and $20 million, or 25%, to $100 million year-to-date. Hotel operating profit increased $11 million, or 20%, to $67 million, or 41% of hotel revenues, for the second quarter of 1996 from $56 million, or 48% of hotel revenues, for the second quarter of 1995. Year-to-date hotel operating profit increased $15 million, or 16%, to $110 million, or 38% of hotel revenues, for 1996 compared to $95 million, or 45% of hotel revenues, for 1995. Several hotels, including the New York Marriott Marquis, the New York Marriott East Side, the Philadelphia Marriott, the Vail
Marriott Mountain Resort and the Santa Clara Marriott posted significant improvements in operating profit. The San Francisco Marriott reported a significant decrease in operating profit due to a rooms renovation and lower than anticipated transient business.

CORPORATE EXPENSES. Corporate expenses decreased $1 million for both the 1996 second quarter and year-to-date. As a percentage of revenues, corporate expenses decreased to 5% of revenues in the second quarter of 1996 from 8% in the second quarter of 1995 and 6% of revenues in the first half of 1996 from 9% in the first half of 1995.

INTEREST EXPENSE. Interest expense increased 19% to $51 million in the second quarter of 1996 and 19% to $99 million year-to-date, primarily due to the additional debt of approximately $500 million incurred in connection with the 1995 and 1996 full-service hotel additions, partially offset by the net impact of the 1995 redemptions of Hospitality Notes and the line of credit with Marriott International.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations for the second quarter of 1996 was $7 million, compared to a $1 million loss for the second quarter of 1995. The year-to-date loss from continuing operations decreased $4 million to $5 million. The income tax provision included in the year-to-date net losses for 1995 and 1996 reflect the impact of taxes on certain foreign source income and the non- deductibility of losses in certain state jurisdictions.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



NET INCOME (LOSS). The Company's net income for the second quarter of 1996 was $7 million, compared to a loss of $30 million in the second quarter of 1995. The loss for the second quarter of 1995 included the impact of a $12 million loss from discontinued operations and a $17 million extraordinary loss on the extinguishment of debt. The net loss was $5 million for year-to-date 1996 and $44 million for year-to- date 1995. The 1995 year-to-date loss includes an $18 million loss from discontinued operations and the $17 million extraordinary loss. The net income for the second quarter of 1996 was $.03 per share and the year-to-date loss was $.03 per share, compared to losses of $.19 and $.28 per share for the second quarter of 1995 and year-to-date 1995, respectively.

EBITDA
- ------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $26 million, or 32%, to $107 million in the 1996 second quarter and $34 million, or 23%, to $182 million year-to-date. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Hotel EBITDA increased $22 million, or 26%, to $104 million in the second quarter of 1996 and $30 million, or 20%, to $181 million year-to-date. Full-service hotel EBITDA increased $34 million, or 53%, to $99 million for the second quarter of 1996 and $52 million, or 46%, to $165 million year-to- date. Full-service hotel EBITDA from comparable hotel properties increased 19% for the second quarter of 1996 and 16% year-to-date. Full-service hotel EBITDA increased to 95% of hotel EBITDA in the second quarter of 1996 and 91% of hotel EBITDA year-to-date due to the sale and leaseback of the Company's remaining limited service hotel properties and the impact of the 1996 full-service hotel additions.

The following is a reconciliation of EBITDA to the Company's income (loss) from continuing operations:

                                                                       Twelve Weeks Ended    Twenty-four Weeks Ended
                                                                       June 14,   June 16,     June 14,   June 16,
                                                                         1996       1995         1996       1995
                                                                         ----       ----         ----       ----

EBITDA.................................................................$  107      $   81      $  182      $  148
Interest expense.......................................................   (51)        (43)        (99)        (83)
Depreciation and amortization..........................................   (33)        (27)        (67)        (57)
Income taxes...........................................................    (5)         (2)         (3)         (1)
Gain (loss) on dispositions of assets and other non-cash charges, net..   (11)        (10)        (18)        (16)
                                                                          ---         ---         ---         ---
   Income (loss) from continuing operations............................$    7      $   (1)     $   (5)     $   (9)
                                                                       ======      ======      ======      ======


Cash Flows and Financial Condition
- ----------------------------------

The Company reported an increase in cash and cash equivalents of $465 million for the first half of 1996. This increase is primarily due to the issuance of
31.6 million shares of common stock for net proceeds

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


of approximately $400 million and proceeds of approximately $315 million from the sale and leaseback of the Company's remaining limited service properties. This increase is offset by the use of funds to acquire eight full-service properties (one of which is still under construction), repay debt, and fund capital expenditures. Cash flow from continuing operations increased $57 million, to $94 million, for the first half of 1996 primarily due to improved lodging results and seasonal fluctuations in working capital.

Cash used in investing activities for continuing operations was $46 million in the first half of 1996, while cash from investing activities from continuing operations was $104 million for the first half of 1995. Cash used in investing activities for the first half of 1996 includes capital expenditures of $77 million, primarily related to renewals and replacements on existing properties and the construction of one urban Residence Inn near National Airport ($6 million for the first half of 1996), and $255 million for eight full-service hotel acquisitions, partially offset by $317 million in net sales proceeds, principally from the sale/leaseback of thirty-four of the Company's Courtyard and Residence Inn properties.

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

During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and, for $18 million, acquired a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency hotel, which is being converted to the Marriott brand and is scheduled to re- open in July 1996. The Company also acquired the 354-room Oklahoma City Marriott for $23 million and the 256-room Jacksonville Marriott for $21 million. On April 4, 1996, the Company completed the sale and leaseback of 16 of its Courtyard properties and 18 of its Residence Inn properties (two of these 34 properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $349 million (10% of which was deferred).

Cash from financing activities from continuing operations was $421 million for the first half of 1996, while cash used in financing activities was $102 million for the first half of 1995. Cash from financing activities for the first half of 1996 includes the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million and the issuance of debt of $29 million related to the acquisition of the two hotels in Mexico City. The proceeds from the equity offering, along with the proceeds from the 1996 sale and leaseback of the Courtyard and Residence Inn properties, will be utilized to acquire full-service hotel properties and for general corporate purposes.

On June 18, 1996, the Company successfully completed the tender offer for a majority of the limited partnership units of Marriott Hotel Properties II Limited Partnership ("MHP II"), an affiliated partnership of the Company in which the Company owns a 1.67% general partner interest, by purchasing 377 units for approximately $57 million, or $150,000 per unit. MHP II owns the 1,290-room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368-room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara Marriott hotel. As a result of this transaction, a wholly-owned subsidiary of the Company became the majority limited partner in MHP II and the Company will consolidate the MHP II partnership in the third quarter of 1996.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

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

   None.


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibit:

   #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

b. Reports on Form 8-K:

- -    January  11,  1996 -- Report of the  announcement  that the Company (i) has reached agreements to acquire controlling interests in the San Diego Marriott Hotel and Marina, two hotels in Mexico City and the Pittsburgh Hyatt, and to purchase the Delta Meadowvale Hotel and Conference Center in Toronto, Canada; (ii) has recorded a charge in the fourth quarter of 1995 to reduce an undeveloped land site to its estimated sale value; (iii) filed a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock; and
     (iv) has filed pro forma financial information of the Company.

- -    January 17, 1996 -- Amendment to Current  Report on Form 8-K dated November
     3, 1995 and December 22, 1995 by filing financial statements of the Toronto Eaton Centre Marriott and the New York Vista Hotel.

- -    February  28, 1996 -- Report of the  announcement  that the  Company  filed amendment no. 1 to a registration statement with the Securities and Exchange Commission for the public offering of 25 million shares of the Company's common stock. The Company filed the amended registration statement as an exhibit.

- -    March 7, 1996 --  Amendment to Current  Report on Form 8-K/A dated  January
     17, 1996 by filing updated financial statements of the New York Vista.

- -    May 31, 1996 -- Report of the announcement  that the Company named Bruce D.
     Wardinski, senior vice president and treasurer, replacing Scott A. LaPorta who announced plans to join Hilton Hotels Corporation, along with T. Edward Middleton and Jonathan A. Benowitz.

- -    June 18, 1996 -- Report of the announcement  that the Company  successfully completed the tender offer for a majority of the Partnership (MHP II). Financial statements of MHP II, along with pro forma financial information of the Company, were included in the Form 8-K.

- -    July 11,  1996 -- Report of the  announcement  that the  Company  appointed
     Robert M. Baylis to its board of directors.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         HOST MARRIOTT CORPORATION


July 25, 1996                            /s/ Donald D. Olinger
- -------------                            ---------------------
     Date                                Donald D. Olinger
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)