Form 10-Q
period 1996-09-06
HOST MARRIOTT CORP/MD
filed 1996-10-11
CIK 314733

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




For the Quarter Ended September 6, 1996             Commission File No. 1-5664


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

                                                          Yes   X     No




        Class                                           Shares outstanding
Common Stock, $1.00                                     at October 4, 1996
par value per share                                        195,165,112

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.


Part I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                   3
                    September 6, 1996 and December 29, 1995

                  Condensed Consolidated Statements of Operations -         4
                    Twelve Weeks and Thirty-six Weeks Ended
                    September 6, 1996 and September 8, 1995

                  Condensed Consolidated Statements of Cash Flows -         6
                    Thirty-six Weeks Ended September 6, 1996 and
                    September 8, 1995

                  Notes to Condensed Consolidated Financial Statements      7

                  Management's Discussion and Analysis of Results of       10
                    Operations and Financial Condition


Part II. OTHER INFORMATION AND SIGNATURE                                   15


                          PART I. FINANCIAL INFORMATION

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                September 6,   December 29,
                                                                                    1996            1995
                                                                                    ----            ----
                                                                                (unaudited)

                                     ASSETS

Property and Equipment, net...............................................      $3,280         $2,882
Notes and Other Receivables (including amounts due from
  affiliates of $164 million and $170 million, respectively)..............         199            210
Due from Hotel Managers...................................................          73             72
Investments in Affiliates.................................................          13             26
Other Assets..............................................................         247            166
Cash and Cash Equivalents.................................................         647            201
                                                                                ------         ------
 ..........................................................................      $4,459         $3,557
                                                                                ======         ======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt
  Debt carrying a parent company guarantee of repayment....................     $  220         $  262
  Debt not carrying a parent company guarantee of repayment................      2,362          1,916
                                                                                ------         ------
                                                                                 2,582          2,178
Accounts Payable and Accrued Expenses......................................         67             52
Deferred Income Taxes......................................................        465            504
Other Liabilities..........................................................        265            148
                                                                                ------         ------
     Total Liabilities.....................................................      3,379          2,882
                                                                                ------         ------


Shareholders' Equity
  Common Stock, 300 million shares authorized; 195.1 million shares and 159.7 million shares issued and outstanding,
    respectively...........................................................        195            160
  Additional Paid-in Capital...............................................        876            499
  Retained Earnings........................................................          9             16
                                                                                ------         ------
     Total Shareholders' Equity                                                  1,080            675
                                                                                ------         ------
                                                                                $4,459         $3,557
                                                                                ======         ======









            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve weeks ended September 6, 1996 and September 8, 1995
            (unaudited, in millions, except per common share amounts)


                                                                                 1996           1995
                                                                                 ----           ----
REVENUES
    Hotels...............................................................       $   164        $   103
    Net gains on property transactions...................................             1              4
    Other ...............................................................             2              3
                                                                                -------        -------
      Total revenues.....................................................           167            110
                                                                                -------        -------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $22 million and $14 million in 1996 and 1995, respectively)........           110             65
    Other ...............................................................             8              7
                                                                                -------        -------
      Total operating costs and expenses.................................           118             72
                                                                                -------        -------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
  AND INTEREST...........................................................            49             38
Corporate expenses.......................................................            (8)            (8)
Interest expense.........................................................           (53)           (39)
Interest income..........................................................            13              5
                                                                                -------        -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES....................................................             1             (4)
Provision for income taxes...............................................            (3)            --
                                                                                --------       -------
LOSS FROM CONTINUING OPERATIONS..........................................            (2)            (4)
DISCONTINUED OPERATIONS
    Income from discontinued operations
      (net of income taxes of $5 million in 1995)........................            --             10
    Provision for loss on disposal (net of income tax benefit
      of $2 million in 1995).............................................            --            (11)
                                                                                -------        -------
NET LOSS ................................................................       $    (2)       $    (5)
                                                                                =======        =======

LOSS PER COMMON SHARE:
Continuing operations...................................................        $  (.01)       $  (.02)
Discontinued operations (net of income taxes)...........................             --           (.01)
                                                                                -------        -------

NET LOSS................................................................        $  (.01)       $  (.03)
                                                                                =======        =======








            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-six weeks ended September 6, 1996 and September 8, 1995
            (unaudited, in millions, except per common share amounts)



                                                                                1996           1995
                                                                                ----           ----
REVENUES
    Hotels..................................................................... $  455         $  315
    Net losses on property transactions........................................     (1)            (5)
    Equity in earnings (losses) of affiliates..................................      2             (1)
    Other .....................................................................      8             10
                                                                                ------         ------
      Total revenues...........................................................    464            319
                                                                                ------         ------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $63 million and $43 million in 1996 and 1995, respectively)..............    291            182
    Other .....................................................................     24             19
                                                                                ------         ------
      Total operating costs and expenses.......................................    315            201
                                                                                ------         ------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST..............................................    149            118
Minority interest..............................................................     (2)            --
Corporate expenses.............................................................    (25)           (26)
Interest expense...............................................................   (152)          (122)
Interest income................................................................     29             18
                                                                                ------         ------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..........................................................     (1)           (12)
Provision for income taxes.....................................................     (6)            (1)
                                                                                ------         ------

LOSS FROM CONTINUING OPERATIONS................................................     (7)           (13)
DISCONTINUED OPERATIONS
    Loss from discontinued operations
      (net of income tax benefit of $3 million in 1995)........................     --             (8)
    Provision for loss on disposal (net of income tax benefit
        of $2 million in 1995).................................................     --            (11)
                                                                                ------         ------

LOSS BEFORE EXTRAORDINARY ITEM.................................................     (7)           (32)
Extraordinary item - loss on extinguishment of debt
  (net of income tax benefit of $9 million in 1995)............................     --            (17)
                                                                                ------         ------
NET LOSS ...................................................................... $   (7)        $  (49)
                                                                                ======         ======

LOSS PER COMMON SHARE:
Continuing operations.........................................................  $ (.04)        $ (.08)
Discontinued operations (net of income taxes).................................      --           (.12)
Extraordinary item - loss on extinguishment of debt (net of income taxes).....      --           (.11)
                                                                                ------         ------

NET LOSS........................................................................$ (.04)        $ (.31)
                                                                                ======         ======


            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-six weeks ended September 6, 1996 and September 8, 1995
                            (unaudited, in millions)


                                                                                   1996          1995
                                                                                   ----          ----
OPERATING ACTIVITIES
Loss from continuing operations..............................................   $    (7)       $   (13)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization............................................       108             85
    Income taxes.............................................................       (36)            (1)
    Equity in (earnings) losses of affiliates................................        (2)             1
    Changes in operating accounts............................................        19            (16)
    Other....................................................................        30             25
                                                                                -------        -------

    Cash from continuing operations..........................................       112             81
    Cash from (used in) discontinued operations..............................        (4)            61
                                                                                -------        -------
    Cash from operations.....................................................       108            142
                                                                                -------        -------

INVESTING ACTIVITIES
Proceeds from sales of assets................................................       362            341
    Less noncash proceeds....................................................       (33)           (33)
                                                                                -------        -------
Cash received from sales of assets ..........................................       329            308
Acquisitions.................................................................      (283)          (147)
Capital expenditures:
    Renewals and replacements................................................       (55)           (37)
    Lodging construction funded by project financing.........................        (2)           (34)
    Other....................................................................       (44)           (39)
Note receivable collections..................................................         7             42
Affiliate collections (advances), net........................................         6            (11)
Other .......................................................................       (37)            20
                                                                                -------        -------

    Cash from (used in) investing activities from continuing operations......       (79)           102
    Cash used in investing activities from discontinued operations...........        --            (38)
                                                                                -------        -------
    Cash from (used in) investing activities.................................       (79)            64
                                                                                -------        -------

FINANCING ACTIVITIES
Issuances of debt............................................................        37            766
Issuances of common stock....................................................       407              9
Scheduled principal repayments...............................................       (18)           (96)
Debt prepayments ............................................................       (37)          (740)
Other .......................................................................        28             --
                                                                                -------        -------

    Cash from (used in) financing activities from continuing operations......       417            (61)
    Cash used in financing activities from discontinued operations...........        --             (1)
                                                                                -------        -------
    Cash from (used in) financing activities.................................       417            (62)
                                                                                -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS........................................   $   446        $   144
                                                                                =======        =======

Non-cash investing and financing activities:
    Assumption of mortgage debt for the acquisition of
      certain hotel properties...............................................   $   449
                                                                                =======

            See Notes to Condensed Consolidated Financial Statements.

                                      - 6 -

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 6, 1996 and December 29, 1995, the results of operations for the twelve and thirty- six weeks ended September 6, 1996 and September 8, 1995, and cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     During the second and third quarters of 1996, the Company changed the estimated depreciable life and salvage value for certain large hotel properties to more closely conform with the depreciable lives used for the Company's other hotel properties and the industry. This resulted in additional depreciation expense of $6 million (.02 per share) for the 1996 third quarter and $9 million (.03 per share) year-to-date.

2. On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions businesses at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). The condensed consolidated financial statements for 1995 have been restated to reflect the Operating Group results as discontinued operations. Revenues for the Company's discontinued operations totaled $310 million and $799 million for the twelve and thirty-six weeks ended September 8, 1995, respectively. Cash used in discontinued operations through the third quarter of 1996 represents the 1996 payment of expenses related to the Special Dividend accrued during 1995.

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

   House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                             Twelve Weeks Ended       Thirty-six Weeks Ended
                                           September 6, September 8,  September 6, September 8,
                                              1996         1995           1996         1995
                                           ------------ ------------  ------------ ------------
                                                             (in millions)
     Sales
         Rooms.........................    $   309       $   208       $   839    $   609
         Food & Beverage...............        107            73           316        232
         Other.........................         29            19            81         53
                                           -------       -------       -------    -------
           Total Hotel Sales...........        445           300         1,236        894
                                           -------       -------       -------    -------
      Department Costs
         Rooms.........................         74            53           202        151
         Food & Beverage...............         90            57           252        180
         Other.........................         13            13            41         31
                                           -------       -------       -------    -------
           Total Department Costs......        177           123           495        362
                                           -------       -------       -------    -------
      Department Profit................        268           177           741        532
      Other Deductions.................        104            74           286        217
                                           -------       -------       -------    -------
           House Profit................    $   164       $   103       $   455    $   315
                                           =======       =======       =======    =======

4. Net loss per common share is computed on a fully diluted basis by dividing net loss by the weighted average number of outstanding common and common equivalent shares. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twelve and thirty-six weeks ended September 6, 1996 and the twelve weeks and thirty-six weeks ended September 8, 1995, as they are antidilutive. The weighted average shares were 194.8 million and
     158.8 million for the twelve weeks ended September 6, 1996 and September 8, 1995, respectively, and 183.1 million and 157.9 million for the thirty-six weeks then ended, respectively.

5. The Company has minority interests in 28 affiliates that own an aggregate of 258 properties, 38 of which are full-service properties, managed by Marriott International, Inc. The Company's equity in earnings of affiliates was $2 million for the thirty-six weeks ended September 6, 1996, and the equity in losses of affiliates was $1 million for the thirty-six weeks ended September 8, 1995. For the twelve weeks ended September 6, 1996 and September 8, 1995, the Company's equity in earnings of affiliates was not significant.

     Combined summarized operating results reported by affiliates follows:

                                                         Twelve Weeks Ended     Thirty-six Weeks Ended
                                                      September 6, September 8, September 6, September 8,
                                                        1996          1995         1996          1995
                                                      ------------ ------------ ------------ ------------
                                                                          (in millions)
      Revenues........................................$   170     $   191        $   541     $   566
      Operating expenses:
         Cash charges (including interest)............   (112)       (113)          (335)       (353)
         Depreciation and other non-cash charges......    (55)        (54)          (171)       (180)
      Income before extraordinary item................      3          24             35          33
      Extraordinary item - forgiveness of debt........     --         146             --         146
                                                      -------     -------        -------     -------
         Net income...................................$     3     $   170        $    35     $   179
                                                      =======     =======        =======     =======

     On June 18, 1996, the Company successfully completed the tender offer for a majority of the limited partnership units of Marriott Hotel Properties II Limited Partnership ("MHP II"), an affiliated partnership of the Company in which the Company owned a 1.67% general partner interest, by purchasing 377 units for approximately $57 million, or $150,000 per unit. MHP II owns the 1,290- room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368- room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara
                                     - 8 -

     Marriott hotel. As a result of this transaction, a wholly-owned subsidiary of the Company became the majority limited partner in MHP II and the Company consolidated the MHP II partnership in the third quarter of 1996.

     On September 23, 1996 the Company successfully completed the refinancing of the MHP II mortgage debt, as well as the mortgage debt of the Santa Clara Partnership under substantially identical terms. The new mortgages, totalling approximately $266 million, bear interest at a fixed rate of 8.22% and mature in 2007.

6. On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million. From December 30, 1995 through September 6, 1996, .6 million warrants have been exercised and shares of Company stock issued. Under the terms of the warrant agreement, the warrant exercise price increased from $8.00 per share to $10.00 per share on October 9, 1996. Since September 6, 1996, 6.3 million additional warrants have been exercised. On October 11, 1996, approximately .6 million warrants were issued and outstanding, and are exercisable at $10 per share.

7. In February 1996, the Company entered into an agreement with a real estate investment trust (the "REIT") to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). The sale and leaseback of the properties was completed during the first and second quarters of 1996 (two of the 16 Courtyard properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996). A gain on the transactions of approximately $42 million has been deferred and will be amortized over the initial term of the leases.

8. During the first quarter of 1996, the Company acquired a controlling interest in the San Diego Marriott Hotel and Marina (1,355 rooms), in which it had previously held a five percent interest, for $216 million consisting of a cash contribution of $10 million and $206 million in assumed debt. Also during the first quarter of 1996, the Company acquired a controlling interest in a venture which owns two hotels in Mexico City, Mexico (914 rooms). In addition, the Company acquired the Toronto Delta Meadowvale Hotel and Conference Center (374 rooms) for $25 million.

     During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and acquired, for approximately $17 million, a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency Hotel. The Pittsburgh Hyatt was renovated and converted to the Marriott brand and re-opened in July 1996. In addition, the Company acquired the 354-room Oklahoma City Marriott for $23 million and the 256-room Jacksonville Marriott for $21 million.

     During the third quarter of 1996, the Company acquired a majority of the limited partnership units of Marriott Hotel Properties II Limited
     Partnership, in which it had previously held a 1.67% general partner interest for $270 million, including $57 million in cash and $213 million in assumed debt. In addition, the Company acquired, through foreclosure, a controlling interest in the 250-room Newport Beach Marriott Suites. The Company had purchased an 83% interest in the mortgage loans secured by the hotel for $18 million in the first quarter of 1996.

     During the fourth quarter of 1996, the Company has acquired a controlling interest in the partnership that owns the 463-room Ritz-Carlton in Naples, Florida and the 553-room Ritz-Carlton, Buckhead in Atlanta, Georgia for $269 million, including $45 million in cash and $224 million in assumed debt. The Company also acquired the 447-room Ritz-Carlton in downtown Atlanta for $62 million and the 279-room Palm Beach Gardens Marriott for $28 million.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $57 million, or 52%, to $167 million for the third quarter of 1996 from $110 million for the third quarter of 1995. Year-to-date revenues rose $145 million, or 45%, to $464 million. The Company's revenue and operating profit were impacted by:

-    improved lodging results for comparable full-service hotel properties;

- the addition of nine full-service hotel properties during 1995 and twelve full-service properties through the third quarter of 1996;

- a $4 million charge in the 1996 second quarter to write down an undeveloped land parcel to its net realizable value based on expected sales value (included in "Net gains (losses) on property transactions");

- the 1996 sale and leaseback of 16 of the Company's Courtyard properties and 18 of the Company's Residence Inns;

- the 1996 change in the estimated depreciable life and salvage value for certain hotel properties which resulted in additional depreciation expense of $6 million for the 1996 third quarter and $9 million year-to-date;

-    the 1995 sale and leaseback of 37 of the Company's Courtyard properties;

-    the 1995 sale of four Fairfield Inns; and

- a $10 million charge in the 1995 second quarter to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value. Such charge is included in revenues as part of "Net gains (losses) on property transactions."

Hotel revenues increased $61 million, or 59%, to $164 million in the third quarter of 1996 and $140 million, or 44%, to $455 million year-to-date, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR"). Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of almost 15% for the 1996 third quarter and 12% year-to-date. Results were further enhanced by over a two percentage point increase in the house profit margin for comparable properties for the quarter and year-to- date. Hotel sales increased $145 million, or 48%, to $445 million for the quarter and $342 million, or 38%, to $1,236 million year-to-date, reflecting the REVPAR increases for comparable units and the addition of full-service properties during 1995 and 1996. On a comparable basis for the Company's full- service properties, average room rates increased 10% for the 1996 third quarter and 8% year-to-date, while average occupancy increased three percentage points for the quarter and year-to-date, respectively.

The Company's moderate-price Courtyard properties reported a REVPAR increase of 9% for the quarter and 8% year-to-date. The increases in REVPAR are primarily a result of a 9% and 7% increase in average room rates for the quarter and year-to-date, respectively, and a slight increase in average occupancy year-to-date.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The Company's extended-stay Residence Inns reported increases in REVPAR of 7% for the 1996 third quarter and 6% year-to-date, due primarily to increases in average room rates of 8% for the quarter and 6% year-to-date, while average occupancy decreased slightly. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

During the second quarter of 1996, the Company recorded a charge of $4 million to write down one undeveloped land parcel to its new net realizable value based on current negotiations for the sale of this parcel. The previous net realizable value was based on an agreement to sell the parcel to a single buyer which was terminated.

OPERATING COSTS AND EXPENSES. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. The Company's operating costs and expenses increased $46 million to $118 million in the third quarter of 1996 from $72 million in the third quarter of 1995, primarily representing increased hotel operating costs, including depreciation. Year-to-date operating costs and expenses increased $114 million to $315 million. Hotel operating costs increased $45 million to $110 million for the third quarter of 1996 and $109 million to $291 million year-to-date primarily due to the addition of 21 full-service properties during 1995 and 1996, increased management fees and rentals tied to improved property results and a change in the depreciable life and salvage value for certain large hotel properties ($6 million for the quarter and $9 million year-to-date). As a percentage of hotel revenues, hotel operating costs and expenses increased to 67% and 64% of revenues in the third quarter of 1996 and year-to-date 1996, respectively, from 63% and 58% of revenues in the third quarter of 1995 and year-to- date 1995, respectively, reflecting the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back, and the change in depreciable lives and salvage value for certain large hotel properties discussed above, as well as the shifting emphasis to full-service properties. Full-service hotel rooms accounted for 100% of the Company's total hotel rooms at the end of the third quarter of 1996 versus 70% at the end of the third quarter of 1995.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $11 million, or 29%, to $49 million for the third quarter of 1996 and $31 million, or 26%, to $149 million year-to-date. Hotel operating profit increased $16 million, or 42%, to $54 million, or 33% of hotel revenues, for the third quarter of 1996 from $38 million, or 37% of hotel revenues, for the third quarter of 1995. Year-to-date hotel operating profit increased $31 million, or 23%, to $164 million, or 36% of hotel revenues, for 1996 compared to $133 million, or 42% of hotel revenues, for 1995. Across the board, the Company's hotels recorded substantial improvements in comparable operating results. In addition, several hotels, including the New York Marriott Marquis, the New York Marriott East Side, the Philadelphia Marriott, and the Miami Airport Marriott posted particularly significant improvements in operating profit for both the quarter and year-to-date. The Company's Atlanta properties also posted outstanding results due to the 1996 summer Olympics. Additionally, several hotels recently converted to the Marriott brand, including the Denver Marriott Tech Center, the Vail Marriott Mountain Resort and the Williamsburg Marriott recorded strong results compared to the prior year. The San Francisco Marriott had an outstanding quarter compared to the prior year and is now slightly ahead of its 1995 year-to-date performance after a poor 1996 first quarter.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CORPORATE EXPENSES. Corporate expenses remained the same for the 1996 third quarter and decreased $1 million year-to-date. As a percentage of revenues, corporate expenses decreased to 5% of revenues in the third quarter of 1996 from 7% in the third quarter of 1995 and 5% of revenues through the third quarter of 1996 from 8% through the third quarter of 1995. This reflects the Company's efforts to carefully control its corporate administrative expenses in spite of the substantial growth in revenues.

INTEREST EXPENSE. Interest expense increased 36% to $53 million in the third quarter of 1996 and 25% to $152 million year-to-date, primarily due to the additional debt of approximately $590 million incurred in connection with the 1995 and 1996 full-service hotel additions, partially offset by the net impact of the 1995 redemptions of Host Marriott Hospitality, Inc. notes.

LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the third quarter of 1996 was $2 million, compared to a $4 million loss for the third quarter of 1995. The year-to-date loss from continuing operations decreased $6 million to $7 million. The income tax provision included in the year- to-date net losses for 1995 and 1996 reflect the impact of taxes on certain foreign source income and the non-deductibility of losses in certain state jurisdictions.

NET LOSS. The Company's net loss for the third quarter of 1996 was $2 million, compared to a loss of $5 million in the third quarter of 1995. The loss for the third quarter of 1995 included the impact of $10 million in income from discontinued operations and an $11 million extraordinary loss on the extinguishment of debt. The net loss was $7 million for year-to-date 1996 and $49 million for year-to- date 1995. The 1995 year-to-date loss includes a $19 million loss from discontinued operations and a $17 million extraordinary loss primarily representing premiums paid on bond redemptions and the write- off of deferred financing fees and discounts on the debt. The net loss for the third quarter of 1996 was $.01 per share and the year-to-date loss was $.04 per share, compared to losses of $.03 and $.31 per share for the third quarter of 1995 and year-to-date 1995, respectively.

EBITDA

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $37 million, or 58%, to $101 million in the 1996 third quarter and $71 million, or 33%, to $283 million year-to-date. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Hotel EBITDA increased $28 million, or 41%, to $96 million in the third quarter of 1996 and $58 million, or 26%, to $277 million year-to-date. Full-service hotel EBITDA increased $40 million, or 78%, to $91 million for the third quarter of 1996 and $92 million, or 56%, to $256 million year-to-date. Full-service hotel EBITDA from comparable hotel properties increased 24% for the third quarter of 1996 and 18% year-to-date. Full-service hotel EBITDA increased to 95% of hotel EBITDA in the third quarter of 1996 and 92% of hotel EBITDA year-to-date due to the sale and leaseback of the Company's remaining limited service hotel properties and the impact of the 1996 full-service hotel additions.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of EBITDA to the Company's loss from continuing operations:

                                                     Twelve Weeks Ended         Thirty-six Weeks Ended
                                                     September 6, September 8,  September 6, September 8,
                                                       1996           1995        1996          1995
                                                     -------------------------  -------------------------
EBITDA...............................................$   101     $    64        $   283       $   212
Interest expense.....................................    (53)        (39)          (152)         (122)
Depreciation and amortization........................    (41)        (28)          (108)          (85)
Income taxes.........................................     (3)         --             (6)           (1)
Loss on dispositions of assets and other non-cash
 charges, net........................................     (6)         (1)           (24)          (17)
                                                     -------     -------        -------       -------
   Loss from continuing operations...................$    (2)    $    (4)       $    (7)      $   (13)
                                                     =======     =======        =======       =======


CASH FLOWS AND FINANCIAL CONDITION

The Company reported an increase in cash and cash equivalents of $446 million during the thirty-six weeks ended September 6, 1996. This increase is primarily due to the issuance of 31.6 million shares of common stock for net proceeds of approximately $400 million and proceeds of approximately $315 million from the sale and leaseback of the Company's remaining limited service properties. This increase is offset by the use of funds to acquire twelve full-service properties, repay debt, fund capital expenditures and the payment of income taxes related to prior years. Cash flow from continuing operations decreased $34 million, to $108 million, through the third quarter of 1996 primarily due to a $45 million payment of taxes related to the settlement of issues with the Internal Revenue Service through the 1990 tax year.

Cash used in investing activities from continuing operations was $79 million through the third quarter of 1996, while cash from investing activities from continuing operations was $102 million through the third quarter of 1995. Cash used in investing activities through the third quarter of 1996 includes capital expenditures of $101 million, primarily related to renewals and replacements on existing properties and the construction of one urban Residence Inn near
National Airport ($7 million through the third quarter of 1996), and $283 million for twelve full-service hotel acquisitions, partially offset by $317 million in net sales proceeds, principally from the sale/leaseback of thirty-four of the Company's Courtyard and Residence Inn properties.

During the first quarter of 1996, the Company acquired a controlling interest in the San Diego Marriott Hotel and Marina (1,355 rooms), in which it had previously held a five percent interest, for $216 million consisting of a cash contribution of $10 million and $206 million in assumed debt. Also during the first quarter of 1996, the Company acquired a controlling interest in a venture which owns two hotels in Mexico City, Mexico (914 rooms). In addition, the Company acquired the Toronto Delta Meadowvale Hotel and Conference Center (374 rooms) in the first quarter of 1996 for $25 million.

During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million and, for approximately $17 million, acquired a 95% interest in a venture that acquired the 400-room Pittsburgh Hyatt Regency hotel, which was renovated, converted to the Marriott brand and re-opened in July 1996. The Company also acquired the 354-room Oklahoma City Marriott for $23 million and the 256-room Jacksonville Marriott for $21 million. The Company completed the sale and leaseback of 16 of its Courtyard properties and 18 of its Residence Inn properties (two of the 16 Courtyard properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $349 million (10% of which was deferred).

During the third quarter of 1996, the Company successfully completed the tender offer for a majority of the limited partnership units of Marriott Hotel Properties II Limited Partnership ("MHP II"), an affiliated partnership of the Company in which the Company owned a 1.67% general partner interest, by purchasing 377 units for approximately $57 million, or $150,000 per unit. MHP II owns the 1,290-room New Orleans Marriott hotel, the 999-room San Antonio Marriott Rivercenter hotel, the 368-room San Ramon Marriott hotel and a 50% limited partner interest in the 754-room Santa Clara Marriott hotel. As a result of this transaction, a wholly-owned subsidiary of the Company became the majority limited partner in MHP II. In the third quarter of 1996, the Company consolidated the MHP II partnership. In addition, the Company acquired, through foreclosure, a controlling interest in the 250-room Newport Beach Marriott Suites. The Company had purchased an 83% interest in the mortgage loans secured by the hotel for $18 million in the first quarter of 1996. Additionally, in the third quarter of 1996, the JW Marriott Hotel Mexico City opened.

Also during the fourth quarter of 1996, the Company acquired a controlling interest in the partnership that owns the 463-room Ritz-Carlton in Naples, Florida and the 553-room Ritz-Carlton, Buckhead, in Atlanta, Georgia for $269 million consisting of a cash contribution of $45 million and $224 million in assumed debt. In addition, the Company acquired the 447-room Ritz-Carlton in downtown Atlanta for $62 million and the 279-room Palm Beach Gardens Marriott for $28 million.

Cash from financing activities from continuing operations was $417 million through the third quarter of 1996, while cash used in financing activities from continuing operations was $61 million through the third quarter of 1995. Cash from financing activities through the third quarter of 1996 includes the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million and the issuance of debt of $29 million related to the acquisition of the two hotels in Mexico City. The proceeds from the equity offering, along with the proceeds from the 1996 sale and leaseback of the Courtyard and Residence Inn properties, will be utilized to acquire full-service hotel properties and for general corporate purposes.

During 1996, 6.9 million warrants have been exercised and shares of Company stock issued (including the exercise of 6.3 million of warrants since September 6, 1996). Under the terms of the warrant agreement, effective October 9, 1996, the warrants are exercisable at $10.00 per share; prior to October 8, 1996, the warrants were exercisable at $8.00 per share.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

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







                                     HOST MARRIOTT CORPORATION


October 11, 1996                     /s/ Donald D. Olinger
     Date                            ---------------------------------------
                                     Donald D. Olinger
                                     Vice President and Corporate Controller
                                     (Chief Accounting Officer)

                                                                      EXHIBIT 11

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      COMPUTATIONS OF LOSS PER COMMON SHARE
                     (in millions, except per share amounts)



                                                             Twelve Weeks Ended        Thirty-six Weeks Ended
                                                             September 6, September 8, September 6,  September 8,
                                                                1996        1995          1996          1995
                                                             ------------------------- --------------------------

Net loss...................................................  $   (2)     $   (5)        $   (7)       $  (49)
                                                             ======      ======         ======        ======

Primary Loss Per Common Share

Shares:
    Weighted average number of common shares
      outstanding..........................................   194.8       158.8          183.1          157.9
    Assuming distribution of common shares granted
      under comprehensive stock plan, less shares
      assumed purchased at average market *................      --          --            --             --
    Assuming distribution of common shares issuable
      for warrants, less shares assumed purchased
      at average market *..................................      --          --            --             --
      .....................................................   194.8       158.8          183.1          157.9
                                                             ------      ------         ------         ------

Primary Loss Per Common Share..............................  $ (.01)     $ (.03)        $ (.04)        $ (.31)
                                                             ======      ======         ======         ======

Fully Diluted Loss Per Common Share

Shares:
    Weighted average number of common shares
      outstanding..........................................   194.8       158.8          183.1           157.9
    Assuming distribution of common shares granted
      under comprehensive stock plan, less shares
      assumed purchased at higher of average or
      ending market *......................................      --          --            --              --
    Assuming distribution of common shares issuable
      for warrants, less shares assumed purchased
      at higher of average or ending market *..............      --          --            --              --
                                                             ------      ------        ------          ------
                                                              194.8       158.8          183.1           157.9
                                                             ======      ======        ======          ======

Fully Diluted Loss Per Common Share........................  $ (.01)     $ (.03)      $ (.04)          $ (.31)
                                                             ======      ======       ======           ======

____________
             * Common equivalent shares and other potentially dilutive securities were anti-dilutive for all periods presented.