Form 10-K
period 1997-01-03
HOST MARRIOTT CORP/MD
filed 1997-03-26
CIK 314733

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

FOR THE FISCAL YEAR ENDED JANUARY 3, 1997            COMMISSION FILE NO. 1-5664

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                       ON WHICH REGISTERED
              -------------------               ------------------------------------
Common Stock, $1.00 par value..................       New York Stock Exchange
 (202,022,710 shares outstanding as of January         Chicago Stock Exchange
 3, 1997)                                              Pacific Stock Exchange
                                                    Philadelphia Stock Exchange

  The aggregate market value of shares of common stock held by non-affiliates at February 28, 1997 was $3,648,158,910.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

                      DOCUMENT INCORPORATED BY REFERENCE
               Notice of 1997 Annual Meeting and Proxy Statement

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Host Marriott Corporation (the "Company") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

  The Company is one of the largest owners of hotels in the world, with 84 upscale and luxury full-service lodging properties as of March 25, 1997, primarily located in the United States. These properties are generally operated under the Marriott brand and managed by Marriott International, Inc. ("Marriott International"), formerly a wholly-owned subsidiary of the Company. Four of the Company's properties are operated under the Ritz-Carlton brand in which Marriott International acquired a 49% interest in April 1995. The Marriott and Ritz-Carlton brand names are among the most respected and widely recognized brand names in the lodging industry. The Company's primary focus is on the acquisition of full-service lodging properties. Since the beginning of 1994, the Company has added 55 full-service hotels (including one 199-room hotel subsequently sold in December 1995) representing 25,300 rooms for an aggregate purchase price of approximately $2.7 billion. Based on data provided by Smith Travel Research, the Company believes that its full-service hotels consistently outperform the industry's average occupancy rate by a significant margin and averaged 77.3% occupancy for 1996 compared to a 71.1% average occupancy for competing hotels in the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels).

  The lodging industry as a whole, and the upscale and luxury full-service hotel segments in particular, are benefiting from an improved supply and demand relationship in the United States. Based on data provided by Smith Travel Research, the Company believes that demand for upscale full-service rooms, measured as annual domestic occupied room nights for its competitive set, increased 3.8% in 1994, 1.5% in 1995 and 2.3% in 1996. Management believes that demand increases have resulted primarily from an improved economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full-service segment has diminished. Management believes that this decrease in the supply growth rate is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement value. The relatively high occupancy rates of the Company's hotels, along with increased demand for full-service hotel rooms have allowed the managers of the Company's hotels to increase average daily room rates primarily by replacing certain discounted group business with higher-rated group and transient business and by selectively raising room rates. As a result, on a comparable basis, room revenues per available room ("REVPAR") for full-service properties increased approximately 11% in 1996. Furthermore, because lodging property operations have a high fixed cost component, increases in REVPAR generally yield greater percentage increases in EBITDA (as defined herein). Accordingly, the approximate 11% increase in REVPAR resulted in an approximate 19% increase in comparable full-service EBITDA in 1996. The Company expects this supply/demand imbalance, particularly in the upscale and luxury full-service segments, to continue, which should result in improved REVPAR and EBITDA at its hotel properties in the near term.

BUSINESS STRATEGY

  The Company's business strategy is to continue to focus on opportunistic acquisitions of full-service urban, convention, airport, suburban office park and resort hotels primarily in the United States. The Company believes that the upscale and luxury full-service segments of the market offer numerous opportunities to acquire assets at attractive multiples of cash flow and at substantial discounts to replacement value, including underperforming hotels which can be improved by conversion to the Marriott or Ritz-Carlton brands.

  There is very limited new supply of upscale and luxury full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1991, upscale full-service room supply for the Company's competitive set increased an average of approximately 4% annually, which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1.0% from 1992 to 1996. According to Coopers & Lybrand, hotel supply in the upscale full-service segment is expected to grow annually at 1.8% to 1.9% through 1998. Management believes that the lead time from conception to completion of a full-service hotel is generally five years or more in the types of markets the Company is principally pursuing, which will contribute to the continued low growth of supply in the upscale and luxury full-service segments through 2000.

  The Company intends to grow its full-service hotel portfolio. In carrying out this strategy, the Company evaluates each opportunity on an individual basis and may from time to time elect to acquire controlling interests in a hotel joint venture, rather than pursue the outright acquisition of a property, when it believes its return on investment will be maximized by so doing. The Company may make acquisitions directly or through its subsidiaries depending on a variety of factors, including the existence of debt, the form of investment, the restrictions and requirements of its bond indentures and the availability of funds.

  The Company believes it is well qualified to pursue its acquisition strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets. In addition, the Company is well positioned to convert acquired properties to high-quality Marriott and Ritz-Carlton brand names due to its relationship with Marriott International.

  Consistent with its strategy of focusing on the full-service segment of the lodging industry, the Company sold (subject to a leaseback) 16 Courtyard and 18 Residence Inn properties to a real estate investment trust (the "REIT") in 1996. The Company received net proceeds of $314 million and will receive approximately $35 million upon expiration of the leases. With the completion of this transaction, 100% of the Company's owned properties are in the full-service segment. The Company has reinvested substantially all of the proceeds in the acquisition of full-service lodging properties.

  In 1996, the Company acquired six full-service hotels (1,964 rooms) for an aggregate purchase price of approximately $189 million and controlling interests in 17 additional properties (8,917 rooms) for an aggregate purchase price of approximately $1.1 billion, including $696 million of mortgage debt. In addition, the Company acquired the mortgage loan secured by the 504-room New York Marriott Financial Center for $101 million in late 1996 and then completed the acquisition of the hotel in early 1997.

  During 1997, through the date hereof, the Company has acquired one luxury full-service hotel (306 rooms) for approximately $57 million and controlling interests in three additional properties (2,324 rooms) for approximately $300 million, including the assumption of $231 million of debt.

  The Company has acquired a number of properties from inadvertent owners at significant discounts to replacement cost, including luxury hotels operating under the Ritz-Carlton brand. Many desirable hotel properties are currently held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. While in the Company's experience to date these sellers have been primarily United States financial organizations, the Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and have only recently begun to dispose of such properties. The Company expects that there will be increased opportunities to acquire lodging properties from international financial institutions.

  The Company believes that there are numerous opportunities to improve the performance of acquired hotels by replacing the existing hotel manager with Marriott International and converting the hotels to the Marriott and Ritz-Carlton brands. Fourteen of the 55 full-service hotels added since the beginning of 1994 were converted to the Marriott brand following their acquisition. Based on industry data, the Company believes that Marriott flagged properties have consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, the average occupancy rate for the Company's comparable full-service hotels was 78.0% compared to an average occupancy rate of 71.1% for competing upscale full-service hotels not operating under the Marriott brand. Accordingly, management anticipates that any additional full-service properties acquired by the Company in the future and converted from other brands to the Marriott brand should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand recognition, reservation system and group sales organization. The Company intends to pursue additional full-service hotel acquisitions, some of which may be conversion opportunities.

  The Company holds minority interests and serves as general partner in various partnerships that own, as of March 25, 1997, an aggregate of 251 additional hotel properties, 31 of which are full-service properties, managed by Marriott International. In 1996, the Company purchased controlling interests in four affiliated partnerships, adding nine hotels to its portfolio. In January, the Company acquired a controlling interest in the 1,355-room San Diego Marriott Hotel and Marina. In June, the Company successfully completed a tender offer for a majority of the limited partnership units of Marriott Hotel Properties II Limited Partnership ("MHPII"). MHPII owns the 1,290-room New Orleans Marriott, the 999-room San Antonio Marriott Rivercenter, the 368-room San Ramon Marriott and a 50% limited partner interest in the 754-room Santa Clara Marriott. In the fourth quarter of 1996, the Company acquired a controlling interest in the Marriott Suites Limited Partnership which owns four all-suite hotels. The partnership owns the 251-room Marriott Suites Scottsdale hotel in Scottsdale, Arizona; the 254-room Marriott Suites Downers Grove hotel in a Chicago suburb; the 254-room Marriott Suites Atlanta Midtown hotel in Atlanta; and the 253-room Marriott Suites Costa Mesa hotel in Orange County, California. In November, the Company acquired the remaining 80% general partner interest in the general partnership that owns the 510-room Salt Lake City Marriott. Subsequent to year-end, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP"). MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% partnership interest in the 624-room Marriott Harbor Beach Resort. The Company is actively considering the acquisition of additional full-service hotels currently held by such partnerships and/or additional interests in such partnerships.

  In addition to investments in partnerships in which it already held minority interests, the Company has been successful in adding properties to its portfolio through partnership arrangements with either the seller of the property or the incoming managers (typically Marriott International or a Marriott franchisee). During 1996, the Company acquired interests in six such partnerships which owned eight full-service hotels, including the 463-room Ritz-Carlton, Naples in Naples, Florida; the 553-room Ritz-Carlton, Buckhead in Atlanta, Georgia; the 314-room JW Marriott Hotel and the 600-room Airport Marriott in Mexico City; and the 400-room Pittsburgh City Center Marriott. Four of the eight hotels were converted to the Marriott brand, which generally included additional capital expenditures. Subsequent to year-end, the Company acquired, for $18 million, a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma through a partnership with the hotel's manager. The hotel has been converted to the Marriott brand. The Company has the financial flexibility and, due to its existing partnership investment portfolio, the administrative infrastructure in place to accommodate such arrangements. The Company views this ability as a competitive advantage and expects to enter into similar arrangements to add additional properties in the future.

  The Company believes there is a significant opportunity to acquire additional Ritz-Carlton hotels due to the Company's relationship with Marriott International and due to the number of Ritz-Carlton brand hotels currently owned by inadvertent owners. The Company also intends to purchase luxury hotels with the intention of converting them to the Ritz-Carlton brand.

  While the Company's portfolio of lodging properties consists almost entirely of upscale and luxury full-service hotels, management continually considers the merits of diversifying into other compatible lodging related real estate assets that offer strong current economic benefits and growth prospects. In early 1997, the Company signed a letter of intent to acquire 29 premier senior living communities from Marriott International for $433 million. The Company has developed a plan to add over one thousand expansion units to these properties by January 1999 for an additional $107 million. The Company intends to finance its acquisition program through the use of internally generated funds, additional equity and moderate levels of indebtedness.

HOTEL LODGING INDUSTRY

  The lodging industry as a whole, and the upscale and luxury full-service segments in particular, is benefiting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1996, as demand growth continued to outpace additions to supply. Based on Coopers & Lybrand data, the Company expects full-service hotel room supply growth to remain limited through 1998 and for the foreseeable future thereafter. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

  Following a period of significant overbuilding in the mid-to-late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino-related construction, has been modest, largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates have improved. According to Coopers & Lybrand, room demand for upscale full-service properties is expected to grow approximately 2.4% annually through 1998. Increased room demand should result in increased hotel occupancy and room rates. According to Smith Travel Research, upscale full-service occupancy for the Company's competitive set grew in 1996 to 72.4%, while room rate growth exceeded inflation for the fifth straight year. The Company believes that these recent trends will continue, with overall occupancy increasing slightly and room rates increasing at more than one and one-half times the rate of inflation in each of the next two years.

  While room demand has been rising, new hotel supply growth has slowed. Smith Travel Research shows that from 1988 to 1991, upscale full-service room supply increased an average of approximately 4% annually. According to Smith Travel Research, this growth slowed to an approximate 1.0% average annual growth rate from 1990 through 1996. Through 1998, upscale full-service room supply growth is expected to increase approximately 1.8% annually, according to Coopers & Lybrand. The increase in room demand and slow down in growth of new hotel supply has also led to increased room rates. According to Coopers & Lybrand, room rates for such hotels are expected to grow approximately 4% to 5% annually, through 1998.

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

HOTEL LODGING PROPERTIES

  The Company's hotel lodging properties represent quality assets in the full-service lodging segment. All but four of the Company's hotel properties are operated under the Marriott or Ritz-Carlton brand names, each of which achieved favorable operating results relative to competing hotels in their respective market segments. The four hotels (representing an aggregate of 936 rooms, or approximately 2% of the Company's total rooms) that do not carry the Marriott or Ritz-Carlton brand have not been converted to the Marriott or Ritz-Carlton brand due to their size, quality and/or contractual commitments which would not permit such conversion. The Company's lodging portfolio as of March 25, 1997, consists of 84 upscale and luxury full-service hotels with a total of 40,344 rooms.

  One commonly used indicator of market performance for hotels is revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. The Company has reported annual increases in REVPAR since 1993.

  To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For 1996 and 1995, the Company spent $87 million and $56 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

  Hotels, Resorts and Suites. The Company's full-service hotels primarily include Marriott and Ritz-Carlton brand hotels, resorts, and suites. The Company's full-service hotels generally contain from 300 to 600 rooms, and the Company's convention hotels are larger and contain up to 1,900 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops, and parking facilities. The Company's full-service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States. The properties are well situated in locations where there are significant barriers to entry by competitors. The average age of the full-service properties is 14 years, several of which have had substantial renovations or major additions.

  The chart below sets forth performance information for the Company's comparable full-service hotels:

                                                                1996     1995
                                                               -------  -------
      COMPARABLE FULL-SERVICE HOTELS/(1)/
      Number of properties....................................      44       44
      Number of rooms.........................................  21,673   21,673
      Average daily rate...................................... $119.21  $110.82
      Occupancy percentage....................................    78.0%    75.8%
      REVPAR.................................................. $ 93.02  $ 84.00
      REVPAR % change.........................................    10.7%      --

--------
(1) Consists of 44 properties owned by the Company for all of 1996 and 1995, except for the 255-room Elk Grove Suites hotel, which is leased to a national hotel chain through 1997 and the 85-room Sacramento property, which is operated as an independent hotel.

  The chart below sets forth performance information for the Company's full-service hotels:

                                       1996          1995          1994
                                      -------       -------       -------
      TOTAL FULL-SERVICE HOTELS
      Number of properties...........      79            55            41
      Number of rooms................  37,210        25,932        19,492
      Average daily rate............. $119.94/(1)/  $110.30/(1)/  $102.82/(2)/
      Occupancy percentage...........    77.3%/(1)/    75.5%/(1)/    77.4%/(2)/
      REVPAR......................... $ 92.71/(1)/  $ 83.32/(1)/  $ 79.61/(2)/
      REVPAR % change................    11.3%/(1)/     4.7%/(1)/      --/(2)/

--------
(1) Excludes the information related to the 255-room Elk Grove Suites hotel, which is leased to a national hotel chain through 1997 and the 85-room Sacramento property, which is operated as an independent hotel. The 1995 data also excludes the 199-room Springfield Radisson Hotel, which was sold in December 1995 and the 820-room Marriott World Trade Center acquired in the last week of 1995.
(2) Excludes the seven properties acquired in the last two weeks of 1994, the 255-room Elk Grove Suites hotel, which is leased to a national hotel chain through 1997, and the 85-room Sacramento property, which is operated as an independent hotel.

  Revenues in 1996 for nearly all of the Company's full-service hotels, resorts and suites were improved or comparable to 1995. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the managers to maximize REVPAR on a property-by-property basis. REVPAR for comparable properties increased 11% as average room rates increased 8% and average occupancy increased two percentage points. Overall, this resulted in strong house profit margins, which increased almost two percentage points, and excellent growth in sales, which expanded at a 12% rate for comparable hotels. Due to the relatively high occupancy rates of the Company's hotels, the limited supply of new rooms and the recent increase in business travel, the managers of the Company's hotels have increased average room rates by replacing certain discounted group business with higher-rated group and transient business and by selectively increasing room rates. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of full-service properties and the expected improvements from the conversion of seven properties to the Marriott brand in 1995 and 1996.

  A number of the Company's full-service hotel acquisitions were converted to the Marriott brand upon acquisition. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems and Honored Guest Awards Program, as well as customer recognition of the Marriott brand name. In connection with the conversion of these properties, the Company employed, or may employ, additional capital to upgrade these properties to the Company's and the new manager's standards, where necessary. The invested capital with respect to these properties is primarily used for the improvement of common areas, as well as upgrading soft and hard goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. The conversion properties are already showing improvements as the benefits of Marriott International's marketing and reservation programs and customer service initiatives take hold. In addition, these properties have generally been integrated into Marriott's systems covering purchasing and distribution, insurance, telecommunications and payroll processing. The Company actively manages these conversions and, in many cases, has worked closely with the manager to selectively invest in enhancements to the physical product to make the property more attractive to guests or more efficient to operate.

  The Company's focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. The Company works with the manager to achieve these key objectives, which include evaluating marginal restaurant operations, exiting low rate airline room contracts in strengthening markets, reducing property-level overhead by sharing management positions with other jointly managed hotels in the vicinity and selectively making additional investments where favorable incremental returns are expected.

  The Company and its managers will continue to focus on cost control in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the managers to share in the growth of profits in the form of incentive management fees. The Company believes this is a positive development as it strengthens the alignment of the Company's and the managers' interests.

  Limited-service Properties. During 1996, the Company completed its divestiture of limited-service properties through the sale and leaseback of 16 Courtyard properties and 18 Residence Inn properties. These properties, along with 37 Courtyard properties sold and leased back during 1995, continue to be reflected in the Company's revenues and are managed by Marriott International under long-term management agreements.

  Courtyard Hotels. The Company's leased Courtyard properties are moderate-priced, limited-services hotels aimed at individual business and pleasure travelers, as well as families. Courtyard hotels typically have approximately 150 rooms at locations in suburban areas or near airports throughout the United States. The Courtyard properties include well-landscaped grounds, a courtyard with a pool and socializing areas. Each hotel features meeting rooms and a restaurant and lounge with approximately 80 seats. The Courtyard hotels leased by the Company are among the newest in the Courtyard hotel system, averaging only six years old. The Company's leased Courtyard properties have substantially matured and are operating at exceptionally high occupancy rates. The Company believes this competitive position will enable the manager to continue to improve profitability by adjusting the mix of business to build room rates. The chart below sets forth comparable performance information for the Company's leased Courtyard properties:

                                                          1996    1995    1994
                                                         ------  ------  ------
      Number of properties..............................     53      53      53
      Number of rooms...................................  7,606   7,606   7,606
      Average daily rate................................ $77.80  $72.61  $67.51
      Occupancy percentage..............................   80.2%   80.3%   80.4%
      REVPAR............................................ $62.40  $58.32  $54.23
      REVPAR % change...................................    7.0%    7.5%     --

  The Company's Courtyard properties benefited in 1996 from higher demand. REVPAR increased 7% due to increases in room rates of over 7% and a slight occupancy decrease. House profit margins also increased by almost one percentage point, reflecting the operating leverage inherent in properties already running at close to capacity. The Company's Courtyard properties were generally fully occupied during the business week and enjoyed high occupancies during the weekends. The Company believes this competitive position will enable the manager to continue to improve profitability through yield management and selective room rate increases. However, there can be no assurance that profitability will continue to improve.

  Residence Inns. The Company's leased Residence Inns are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces. The 18 Residence Inns leased by the Company are among the newest in the Residence Inn system, averaging only six years old.

  The chart below sets forth performance information for the Company's leased Residence Inns:

                                                          1996    1995    1994
                                                         ------  ------  ------
      Number of properties..............................     18      18      18
      Number of rooms...................................  2,178   2,178   2,178
      Average daily rate................................ $90.82  $85.07  $79.48
      Occupancy %.......................................   85.1%   86.6%   85.6%
      REVPAR............................................ $77.29  $73.67  $68.12
      REVPAR % change...................................    4.9%    8.2%     --

  For 1996, the Company's leased Residence Inns again performed well with advances in room rates of almost 7%, although occupancy decreased by over one percentage point. Continued popularity of this product with customers combined with increasing business travel resulted in strong performance for 1996. At an average occupancy rate of 85.1% for 1996, these properties were near full occupancy during the business week and enjoyed high occupancies during the weekends. Given this strong demand, the Company's Residence Inns were able to improve room rates through managing their mix of business.

  The Company completed construction of the 300-room property in Arlington (Pentagon City), Virginia, near National Airport, just outside of Washington, D.C., which opened in March 1996.

MARKETING

  All but 11 of the Company's hotel properties, at March 25, 1997, are managed by Marriott International as Marriott or Ritz-Carlton brand hotels. Seven of the 11 remaining hotels are operated as Marriott brand hotels under franchise agreements with Marriott International. The Company believes that its lodging properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Honored Guest Awards program as Marriott Honored Guest Awards and its companion program, Marriott Miles, continue to expand their memberships, and now include more than nine million members.

  The Marriott reservation system was upgraded significantly in 1994 giving Marriott reservation agents complete descriptions of the rooms available for sale, and more up-to-date rate information from the properties. The reservation system also features improved connectivity to airline reservation systems, providing travel agents with greater access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, new software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott or Ritz-Carlton brand property with available rooms when a caller's first choice is sold out.

PROPERTIES

  The following table sets forth certain information as of March 25, 1997, relating to each of the Company's hotels. All of the properties are operated under Marriott brands by Marriott International, unless otherwise indicated.

LOCATION                            ROOMS
--------                            -----
Alabama
 Point Clear(1)....................   306
Arizona
 Scottsdale Suites(2)..............   251
California
 Costa Mesa Suites(2)..............   253
 Marina Beach(1)(3)................   368
 Napa Valley(4)....................   191
 Newport Beach.....................   570
 Newport Beach Suites(5)...........   250
 Sacramento Airport(3)(6)..........    85
 San Diego Marriott Hotel and Mari-
  na(3)(7)......................... 1,355
 San Francisco Airport(4)..........   684
 San Francisco Fisherman's
  Wharf(4)(8)......................   255
 San Francisco Moscone Center(3)... 1,498
 San Ramon(3)(9)...................   368
 Santa Clara(3)(9).................   754
 The Ritz-Carlton, Marina del
  Rey(20)..........................   306
Colorado
 Denver Tech Center(4).............   625
 Denver West(3)....................   307
 Marriott's Mountain Resort at
  Vail(4)..........................   349
Connecticut
 Hartford/Rocky Hill(3)............   251
Florida
 Fort Lauderdale Marina(4).........   580
 Harbor Beach Resort(18)...........   624
 Jacksonville(8)(13)...............   256
 Miami Airport(3)..................   782
 Orlando World Center(18).......... 1,503
 Palm Beach Gardens(8)(13).........   279
 Singer Island (Holiday Inn)(4)(6).   222
 Tampa Airport(3)..................   295
 Tampa Westshore(3)(4)(10).........   309
 The Ritz-Carlton, Naples(14)......   463
Georgia
 Atlanta Midtown Suites(2)(3)......   254
 Atlanta Norcross..................   222
 Atlanta Northwest(1)..............   400
 Atlanta Perimeter(3)..............   400
 JW Marriott Hotel at Lenox(3).....   371
 The Ritz-Carlton, Atlanta(13).....   447
 The Ritz-Carlton, Buckhead(14)....   553
Illinois
 Chicago/Deerfield Suites..........   248
 Chicago/Elk Grove Suites (Shera-
  ton)(6)..........................   255
 Chicago/Downers Grove Suites(2)...   254
 Chicago/Downtown Courtyard........   334
Indiana
 South Bend(3)(4)..................   300
Louisiana
 New Orleans(9).................... 1,290
Maryland
 Bethesda(3).......................   407
 Gaithersburg/Washingtonian Center.   284
Michigan
 Detroit Romulus...................   245

LOCATION                            ROOMS
--------                            -----
Minnesota
 Minneapolis City Center(3)........   583
Missouri
 Kansas City Airport(3)............   382
 St. Louis Pavilion(3).............   672
New Hampshire
 Nashua............................   251
New Jersey
 Newark Airport(3).................   590
New York
 New York East Side(4).............   662
 New York Marriott Marquis(3)...... 1,911
 New York Marriott Financial Cen-
  ter(22)..........................   504
 Marriott World Trade Center(1)(3).   820
North Carolina
 Charlotte Executive Park(1)(8)....   298
 Raleigh Crabtree Valley(4)(10)....   375
Oklahoma
 Oklahoma City(13).................   354
 Oklahoma City Waterford(21).......   197
Oregon
 Portland(4).......................   503
Pennsylvania
 Philadelphia (Convention Cen-
  ter)(3)(11)...................... 1,200
 Philadelphia Airport(3)(11).......   419
 Pittsburgh City Center(3)(8)(12)..   400
Texas
 Dallas/Fort Worth(1)..............   492
 Dallas Quorum(3)(4)...............   547
 El Paso(3)........................   296
 Houston Airport(3)................   566
 J.W. Marriott Houston(4)..........   503
 Plaza San Antonio(1)(8)...........   252
 San Antonio Riverwalk(1)(3).......   500
 San Antonio Rivercenter(3)(9).....   999
Utah
 Salt Lake City(3)(15).............   510
Virginia
 Dulles Airport(3).................   370
 Pentagon City.....................   300
 Washington Dulles Suites(13)......   254
 Westfields Conference Resort(4)...   335
 Williamsburg(4)...................   295
Washington, D.C.
 Washington Metro Center(4)........   456
Bermuda
 Castle Harbour Resort(3)..........   395
Canada
 Calgary(19).......................   380
 Toronto Airport(16)...............   423
 Toronto Eaton Centre(1)(3)........   459
 Toronto Delta Meadowvale(6)(13)...   374
Mexico
 Mexico City Airport(17)...........   600
 JW Marriott Hotel, Mexico
  City(17).........................   314

--------
 (1) Property was acquired by the Company in 1995.
 (2) The Company acquired a controlling interest in an affiliated partnership that owns the Marriott Suites Costa Mesa, the Marriott Suites Downers Grove, the Marriott Suites Atlanta Midtown and the Marriott Suites Scottsdale.
 (3) The land on which the hotel is built is leased by the Company under a long-term lease agreement.
 (4) Property was acquired by the Company in 1994.
 (5) The Company acquired, through foreclosure, a controlling interest in the Newport Beach Marriott Suites in 1996. The Company previously had purchased an 83% interest in the mortgage loans secured by the hotel in 1996.
 (6) Property is not operated as a Marriott and is not managed by Marriott International.
 (7) The Company acquired a controlling interest in the San Diego Marriott Hotel and Marina in 1996 through a limited partnership in which the Company owned a general partner interest.
 (8) Property is currently operated as a Marriott franchised property.
 (9) The Company acquired a controlling interest in an affiliated partnership that owns the San Ramon Marriott, the San Antonio Marriott Rivercenter, the New Orleans Marriott and a 50% limited partner interest in the Santa Clara Marriott in June 1996.
(10) Property is owned by an affiliated partnership of the Company. A subsidiary of the Company provided 100% non-recourse financing totaling approximately $35 million to the partnership, in which the Company owns the sole general partner interest, for the acquisition of these two hotels. The Company accounts for these properties as owned hotels for accounting purposes.
(11) Property was opened in 1995.
(12) Property purchased by a limited partnership in which the Company owns a 95% interest. The remaining 5% is owned by the manager. The property was converted to a Marriott in 1996 subsequent to its acquisition and renovation.
(13) Property was acquired by the Company in 1996.
(14) The Company acquired a controlling interest in a partnership that owns the Ritz-Carlton in Naples, Florida and the Ritz-Carlton, Buckhead in Atlanta, Georgia in 1996.
(15) The Company acquired an 80% interest in the partnership that owns the Salt Lake City Marriott in 1996. The Company already owned the remaining 20% interest.
(16) The Company acquired a controlling interest in a partnership that owns the Toronto Airport Marriott in 1996.
(17) The Company acquired a controlling interest in these properties in February 1996. The construction of the JW Marriott Hotel, Mexico City was recently completed and the hotel opened in August 1996.
(18) The Company acquired a controlling interest in the partnership that owns Marriott's Orlando World Center and a 50.5% partnership interest in Marriott's Harbor Beach Resort.
(19) The Company acquired a controlling interest in this property in December 1996.
(20) Property was acquired by the Company in 1997.
(21) The Company acquired a controlling interest in the newly-formed partnership that owns the Oklahoma City Waterford in February 1997. The property will be operated as a Marriott franchised property.
(22) The Company completed the acquisition of this property in early 1997. The Company previously had purchased the mortgage loan secured by the hotel in late 1996.

1997 ACQUISITIONS

  In January 1997, the Company acquired a controlling interest in Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including cash of $37 million and $231 million of mortgage debt. MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% partnership interest in the 624-room Marriott Harbor Beach Resort. In addition, the Company acquired, for approximately $57 million, the 306-room Ritz-Carlton, Marina del Rey in Marina del Rey, California. In February 1997, the Company acquired, for approximately $18 million, a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma through a partnership with the hotel manager. The hotel has been converted to the Marriott brand. In March 1997, the Company completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

  The Company and certain of its subsidiaries also manage the Company's partnership investments and conduct the partnership services business. As such, at January 3, 1997, the Company and/or its subsidiaries own an equity investment in, and serve as the general partner or managing general partner for, 26 partnerships which collectively own 33 Marriott full-service hotels, 120 Courtyard hotels, 50 Residence Inns and 50 Fairfield Inns. In addition, the Company holds notes receivable (net of reserves) from partnerships totaling approximately $156 million at January 3, 1997.

  As the managing general partner, the Company and its subsidiaries are responsible for the day-to-day management of partnership operations, which includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. The Company or its subsidiary is usually reimbursed for the cost of providing these services.

  Hotel properties owned by the partnerships generally were acquired from the Company or its subsidiaries in connection with limited partnership offerings. These hotel properties are currently operated under management agreements with Marriott International. As the managing general partner of such partnerships, the Company or its subsidiaries oversee and monitor Marriott International's performance pursuant to these agreements.

  The Company's interests in these partnerships range from 1% to 50%. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt owed by the partnership. Partnership distributions to the Company were $5 million for 1996, $3 million in 1995 and $4 million in 1994. All partnership debt is nonrecourse to the Company and its subsidiaries, except that the Company is contingently liable under various guarantees of debt obligations of certain of these partnerships. Such commitments are limited in the aggregate to $117 million at January 3, 1997. Subsequent to year-end, such maximum commitments were reduced to $71 million. In most cases, fundings of such guarantees represent loans to the respective partnerships.

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

  The Company's hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following table presents key participants in segments of the lodging industry in which the Company competes:

        SEGMENT                             REPRESENTATIVE PARTICIPANTS
        -------                             ---------------------------
Luxury Full-Service..... Ritz-Carlton; Four Seasons
Upscale Full-Service.... Marriott Hotels, Resorts and Suites; Crowne Plaza; Doubletree;
                         Hyatt; Hilton; Radisson; Red Lion; Sheraton; Westin; Wyndham
Moderate-Price.......... Courtyard; Holiday Inn; Ramada Inns; Days Inn; Quality Inns;
                         Hampton Inn
Extended-Stay........... Residence Inn; Homewood Suites; Embassy Suites; Oakwood
                         Apartments

OTHER REAL ESTATE INVESTMENTS

  At January 3, 1997, the Company owned 28 undeveloped parcels of vacant land, totaling approximately 190 acres, originally purchased primarily for the development of hotels or senior living communities. The Company sold 12 parcels during 1996 for proceeds of approximately $10 million. The Company may sell its remaining undeveloped parcels from time to time when market conditions are favorable. Some of the properties may be developed as part of a long-term strategy to realize the maximum value of these parcels. The Company also has lease and sublease activity relating primarily to its former restaurant operations.

  In addition, the Company owns a 174-acre parcel of undeveloped land in Germantown, Maryland, zoned for commercial office building development. The site was originally purchased in the 1980's for a proposed new corporate headquarters. Due to Company downsizing, plans for a new corporate headquarters were dropped. The Company subsequently planned to develop the site into an office project over an extended time period to recover its investment, however, the continuing weakness of the real estate market in Montgomery County, Maryland, negatively impacted this development plan. In the fourth quarter of 1995, management instituted a program to aggressively liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full-service hotels. As part of this program, management determined that the site would no longer be developed and instead decided to attempt to sell the property. Accordingly, the Company recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value.

SPECIAL DIVIDEND

  On December 29, 1995, the Company distributed to its shareholders through a special dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a direct, wholly-owned subsidiary of the Company which, as of the date of the Special Dividend, owned and operated the food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions (the "Operating Group"). The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995.

  For the purpose of governing certain of the ongoing relationships between the Company and HM Services after the Special Dividend, and to provide an orderly transition, the Company and HM Services have entered into various agreements, including agreements to a) allocate certain responsibilities with respect to employee compensation, benefit and labor matters; b) define the respective parties' rights and obligations with respect to deficiencies and refunds of Federal, state and other income or franchise taxes relating to the Company's businesses for tax years prior to the Special Dividend and with respect to certain tax attributes of the Company's after the Special Dividend;
c) provide certain administrative and other support services to each other for a transitional period on an as-needed basis; and d) to provide for the issuance of HM Services common stock in connection with the exercise of certain outstanding warrants to purchase shares of Company common stock.

RELATIONSHIP WITH MARRIOTT INTERNATIONAL; MARRIOTT INTERNATIONAL DISTRIBUTION

  Prior to October 8, 1993, the Company was named "Marriott Corporation." In addition to conducting its existing hotel ownership business and the business of HM Services (prior to its distribution to shareholders through the Special Dividend; see Items 1 and 2, "Business and Properties--Special Dividend"), Marriott Corporation engaged in lodging and senior living services management, timeshare resort development and operation, food service and facilities management and other contract services businesses (the "Management Business"). On October 8, 1993, the Company completed the Marriott International Distribution (as defined herein). Marriott International conducts the Management Business as a separate publicly traded company.

  The Company and Marriott International have entered into agreements which provide, among other things, for Marriott International to (i) manage or franchise various lodging properties owned or leased by the Company, (ii) advance up to $225 million to the Company under the Marriott International line of credit (the "MI Line of Credit") which matures in 1998, (iii) provide $109 million of first mortgage financing for the Philadelphia Marriott Hotel, which was repaid in December 1996, (iv) guarantee the Company's performance in connection with certain loans or other obligations, and (v) provide certain limited administrative services. The Company views its relationship with Marriott International as providing various advantages, including access to high quality management services, strong brand names and superior marketing and reservation systems.

  Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change of control of the Company occur.

EMPLOYEES

  The Company and its subsidiaries collectively have approximately 200 corporate employees, and approximately 800 other employees (primarily employed at three of its non-U.S. hotels) which are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. The Company believes that it has good relations with its labor unions and has not experienced any material business interruptions as a result of labor disputes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company has not declared any cash dividends on the common stock during the two fiscal years ended January 3, 1997, and through the date hereof. The Special Dividend was paid on December 29, 1995 and provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock. Therefore, the high and low sales prices of Company common stock from and after the first quarter of 1996 are subsequent to the payment of the Special Dividend and do not reflect the conduct of the Operating Group business by the Company. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. As of January 3, 1997, there were approximately 53,316 holders of record of common stock.

                                                                  HIGH     LOW
                                                                 ------- -------
      1995
        1st Quarter............................................. $11 1/4 $ 9 1/8
        2nd Quarter.............................................  12       9 3/4
        3rd Quarter.............................................  13      10 1/4
        4th Quarter/(1)/........................................  13 7/8  11 1/2
      1996
        1st Quarter/(2)/........................................ $13 3/4 $11 1/2
        2nd Quarter.............................................  14      12 3/8
        3rd Quarter.............................................  14 1/4  12 3/8
        4th Quarter.............................................  16 1/4  13 1/2
      1997
        1st Quarter (through March 24, 1997).................... $18 3/4 $15 3/4

--------
/(1)/ Prior to the Special Dividend.

/(2)/ Subsequent to the Special Dividend.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents certain selected historical financial data of the Company which has been derived from the Company's audited Consolidated Financial Statements for the five most recent fiscal years ended January 3, 1997. The financial data for fiscal year 1992 and the income statement data for fiscal year 1993 do not reflect the Marriott International Distribution and related transactions and, accordingly, the table presents data for the Company that include amounts attributable to Marriott International. As a result of the Marriott International Distribution and related transactions, the assets, liabilities and businesses of the Company have changed substantially.

                                                   FISCAL YEAR
                                  ------------------------------------------------
                                  1996(1)  1995(2)  1994(3)  1993(3)(4)(5) 1992(5)
                                  -------  -------  -------  ------------- -------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues....................... $  732   $  484   $  380      $  659     $7,778
  Operating profit before
   minority interest, corporate
   expenses and interest.........    233      114      152          92        406
  Income (loss) from continuing
   operations....................    (13)     (62)     (13)         56         75
  Net income (loss) (6)..........    (13)    (143)     (25)         50         85
  Earnings (loss) per common
   share: (7)
    Income (loss) from continuing
     operations..................   (.07)    (.39)    (.09)        .39        .55
    Net income (loss) (6)........   (.07)    (.90)    (.17)        .35        .64
  Cash dividends declared per
   common share..................     --       --       --         .14        .28
BALANCE SHEET DATA:
  Total assets................... $5,152   $3,557   $3,366      $3,362     $5,886
  Debt (8).......................  2,647    2,178    1,871       2,113      2,824

--------
(1) Fiscal year 1996 includes 53 weeks.
(2) Operating results for 1995 include a $10 million pre-tax charge to write down the carrying value of five limited service properties to their net realizable value and a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value. In 1995, the Company recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt.
(3) In 1994, the Company recognized a $6 million extraordinary loss, net of taxes, on the required redemption of senior notes. In 1993, the Company recognized a $4 million extraordinary loss, net of taxes, on the completion of an exchange offer for its then outstanding bonds.
(4) Operating results for 1993 include the operations of Marriott International only through the Marriott International Distribution date of October 8, 1993. These operations had a net pre-tax effect on income of $211 million for the year ended December 31, 1993 and are recorded as "Profit from operations distributed to Marriott International" on the Company's consolidated statements of operations and are, therefore, not included in sales, operating profit before corporate expenses and interest, interest expense and interest income for the same period. The net pre-tax effect of these operations is, however, included in income before income taxes, extraordinary item and cumulative effect of changes in accounting principles and in net income for the same periods. Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. During 1993, the Company recorded a $34 million credit to reflect the adoption of SFAS No. 109 and a $32 million charge, net of taxes, to reflect the change in its accounting method for assets held for sale.
(5) Operating results in 1993 and 1992 included pre-tax expenses related to the Marriott International Distribution totaling $13 million and $21 million, respectively.
(6) The Company recorded a loss from discontinued operations, net of taxes, as a result of the Special Dividend of $61 million in 1995, $6 million in 1994, and $4 million in 1993, and income from discontinued operations, net of taxes, of $10 million in 1992. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," a pre-tax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt.
(7) Earnings per common share is computed on a fully diluted basis by dividing net income available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding common shares for 1994 through 1996, as they are antidilutive.
(8) Includes convertible subordinated debt of $20 million and $228 million at December 31, 1993 and January 1, 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions, equity in the earnings of affiliates and lease rentals from the Company's senior living communities (1994 only). House profit reflects the net revenues flowing to the Company as property owner and represents hotel sales less property-level expenses (excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses included in the accompanying financial statements). The operating costs and expenses of the senior living communities consist of depreciation and amortization, while other operating costs and expenses include idle land carrying costs and certain other costs.

  For the periods discussed herein, the Company's properties have experienced substantial increases in room revenues generated per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. The REVPAR increase primarily represents strong percentage increases in room rates, while occupancies have generally increased for its full-service properties and remained flat or decreased slightly for its leased limited-service properties. Increases in room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the lodging industry today, particularly in the full-service segment. The Company expects this supply/demand imbalance, particularly in the full-service segment, to continue, which should result in improved REVPAR and operating profits at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

  The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels. Successful full-service hotel performance resulted in certain of the Company's properties reaching levels which allowed the manager to share in the growth of profits in the form of higher management fees. The Company views this as a positive development because it helps to strengthen the alignment of the managers' interest with the Company's. The Company expects that this trend will continue in 1997 as the hotel industry continues to strengthen.

  The Consolidated Financial Statements of the Company have been restated to reflect the results of the Operating Group as discontinued operations for all periods discussed below.

1996 COMPARED TO 1995

  Revenues. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings of affiliates. Revenues increased $248 million, or 51%, to $732 million in 1996. The Company's revenue and operating profit were impacted by:

  . improved lodging results for comparable full-service hotel properties;

  . the addition of nine full-service hotel properties during 1995 and 23 full-service properties during 1996;

  . the 1996 and 1995 sale and leaseback of 53 of the Company's Courtyard properties and 18 of the Company's Residence Inns;

  . the 1996 change in the estimated depreciable lives and salvage values for certain hotel properties which resulted in additional depreciation expense of $15 million;

  . a $4 million charge in 1996 to write down an undeveloped land parcel to its net realizable value based on expected sales value (included in "Net gains (losses) on property transactions");

  . the 1996 results including 53 weeks versus 52 weeks in 1995;

  . the $60 million pre-tax charge in 1995 to write down the carrying value of one undeveloped land parcel to its estimated sales value;

  . a $10 million pre-tax charge in 1995 to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable values included in "Net gains (losses) on property transactions"); and

  . the 1995 sale of four Fairfield Inns.

  Hotel revenues increased $243 million, or 51%, to $717 million in 1996, as all three of the Company's lodging concepts reported growth in REVPAR. Hotel sales increased $590 million, or 44%, to $1.9 billion in 1996, reflecting the REVPAR increases for comparable units and the addition of full-service properties during 1995 and 1996.

  Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of 11% in 1996. Results were further enhanced by almost a two percentage point increase in the house profit margin for comparable full-service properties. On a comparable basis for the Company's full-service properties, average room rates increased 8%, while average occupancy increased over two percentage points.

  The Company's leased limited-service properties continued to perform well. The Company's moderate price Courtyard properties reported an overall REVPAR increase of 7%. The increase in REVPAR was primarily a result of a 7% increase in average room rates and a slight decrease in average occupancy. The Company's extended-stay Residence Inns reported a REVPAR increase of 5%, due primarily to increases in average room rates of almost 7%, while average occupancy decreased over one percentage point. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

  During 1996, the Company recorded a charge of $4 million to write down one undeveloped land parcel to its current net realizable value based on current negotiations for the sale of this parcel. Previously, the net realizable value was based on an agreement to sell the parcel to a single buyer, which was terminated.

  Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance, and certain other costs. Operating costs and expenses increased $129 million to $499 million for 1996, primarily representing increased hotel operating costs, including depreciation, partially offset by the $60 million pre-tax charge in 1995 to write down the carrying value of one undeveloped land parcel to its estimated sales value. Hotel operating costs increased $180 million to $461 million, primarily due to the addition of 32 full-service properties during 1995 and 1996, increased management fees and rentals tied to improved property results and a change in the depreciable lives and salvage values of certain large hotel properties ($15 million). As a percentage of hotel revenues, hotel operating costs and expenses increased to 64% of revenues for 1996, from 59% of revenues for 1995, reflecting the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back, and the change in depreciable lives and salvage values for certain large hotel properties discussed above, as well as the shifting emphasis to full-service properties. Full-service hotel rooms accounted for 100% of the Company's total hotel rooms on January 3, 1997, versus 84% on December 29, 1995.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $119 million, or 104%, to $233 million in 1996. Hotel operating profit increased $63 million, or 33%, to $256 million, or 36% of hotel revenues, for 1996 compared to $193 million, or 41% of hotel revenues, for 1995. Across the board, the Company's hotels recorded substantial improvements in comparable operating results. In addition, several hotels, including the New York Marriott Marquis, the New York Marriott East Side, the Philadelphia Marriott, the San Francisco Marriott and the Miami Airport Marriott posted particularly significant improvements in operating profit for the year. The Company's Atlanta properties also posted outstanding results, primarily due to the 1996 Summer Olympics. Additionally, several hotels which recently converted to the Marriott brand, including the Denver Marriott Tech Center, the Marriott's Mountain Resort at Vail and the Williamsburg Marriott, recorded strong results compared to the prior year as they completed renovations and began to realize the benefit of their conversions.

  Corporate Expenses. Corporate expenses increased $7 million to $43 million in 1996. As a percentage of revenues, corporate expenses decreased to under 6% of revenues in 1996 from over 7% of revenues in 1995. This reflects the Company's efforts to carefully control its corporate administrative expenses in spite of the substantial growth in revenues.

  Interest Expense. Interest expense increased 33% to $237 million in 1996, primarily due to the additional mortgage debt of approximately $696 million incurred in connection with the 1996 full-service hotel additions and the issuance of $350 million of notes issued by HMC Acquisition Properties, Inc., a wholly-owned subsidiary of the Company, in December 1995, partially offset by the net impact of the 1995 redemptions of Host Marriott Hospitality, Inc. notes ("Hospitality Notes").

  Loss from Continuing Operations. The loss from continuing operations for 1996 decreased $49 million to $13 million, as a result of the changes discussed above.

  Net Loss. The Company's net loss in 1996 was $13 million, compared to a net loss of $143 million in 1995, which included a $61 million loss from discontinued operations and a $20 million extraordinary loss primarily representing premiums paid on bond redemptions and the write-off of deferred financing fees and discounts on the debt. The net loss for 1996 was $.07 per common share, compared to a loss of $.90 per common share for 1995.

1995 COMPARED TO 1994

  Revenues. Revenues increased $104 million, or 27%, to $484 million in 1995. The Company's revenue and operating profit from continuing operations were impacted by:

  . improved lodging results;

  . the net addition of 28 full-service hotel properties during 1994 and 1995;

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

  . the 1994 and 1995 sales of the Company's Fairfield Inns; and

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

  The net loss on property transactions for 1995 includes the pre-tax charge of $10 million to write down the carrying value of five individual Courtyard and Residence Inn properties held for sale to their estimated net sales values, partially offset by the deferred gain amortization related to the 1994 and 1993 sales of the Company's remaining limited partner interests in the Residence Inn USA Limited Partnership.

  Operating Costs and Expenses. Operating costs and expenses increased $142 million to $370 million for 1995 primarily representing increased hotel operating costs, partially offset by the impact on operating costs from the 1994 sale of the senior living communities. Hotel operating costs increased $83 million to $281 million for 1995 primarily due to the net addition of 28 full-service properties during 1994 and 1995 and increased management fees and rentals tied to improved property results, net of the impact of the sales of certain limited-service properties discussed above. As a percentage of hotel revenues, hotel operating costs and expenses remained unchanged at 59% of revenues in both 1995 and 1994. During the fourth quarter of 1995, the Company determined that a 174-acre undeveloped land site would no longer be developed into an office project over an extended time period as previously planned, but, instead, the Company decided to market the site for near-term sale. As a result of this change in strategy, a pre-tax charge of $60 million was recorded to reduce the asset to its estimated sales value.

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

  Interest Expense. Interest expense increased by 8% to $178 million in 1995 primarily due to the additional debt incurred in connection with the 1994 and 1995 full-service hotel acquisitions, increased interest rates on the Company's variable rate debt, and the decreased benefit from the Company's interest rate swap agreements, which was partially offset by the net impact of the 1994 and 1995 redemptions of certain senior notes and the MI Line of Credit.

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

  The Company wrote down 15 individual operating units in connection with the adoption of SFAS No. 121 and the change in accounting to assessment of impairment on an individual operating unit basis. Approximately 73% of the write-down related to two operating units, the Florida Turnpike (approximately $25 million) and the Orlando Airport (approximately $9 million). The Company wrote off all of the assets related to these two operating units due to projected future negative cash flows at such operating units. While the Company was aware that these two operating units had been incurring negative cash flows since the late 1980s (including negative cash flows totaling approximately $2.4 million in 1995), the effects on the Company of such negative cash flows for any period had been offset by positive cash flows from other operating units comprising the Operating Group's airport and tollroad business lines. As of December 29, 1995, the total projected net cash flow deficit for the remaining terms of the leases of the 15 operating units written down was approximately $45 million. As a result of the consummation of the Special Dividend on December 29, 1995, the business operations of the Company no longer include the Operating Group and, therefore, the projected future negative cash flows from these operating units will have no effect on the Company's future financial condition or results of operations.

  Extraordinary Item. In connection with the redemption and defeasance of certain of the Company's debt in 1995, the Company recognized an extraordinary loss of $30 million ($20 million after taxes), primarily representing premiums paid on the redemption of Hospitality Notes of $13 million and the write-off of deferred financing fees and discounts on the Hospitality Notes and HMC Acquisition Properties, Inc.'s $230 million revolving credit facility (the "Revolver").

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

  Capital Transactions. On December 2, 1996, the Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer and, pursuant to various agreements entered into in connection with the transaction, are fully, irrevocably and unconditionally guaranteed by the Company. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which are its sole assets. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Company common stock at the rate of 2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Company common stock). The Debentures are convertible at the option of the holders into shares of Company common stock at a conversion rate of 2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Securities. During 1996, no shares were converted into common stock. Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March

1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities will correspond to the interest rate and interest and other payment dates on the Debentures. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, the Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures. Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Debentures shall be subject to mandatory redemption, from which the proceeds will be applied to redeem Convertible Preferred Securities and Common Securities, together with accrued and unpaid distributions.

  On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

  On December 20, 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes") to several initial purchasers (the "December 1995 Debt Offering"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. The net proceeds totaled $340 million and were utilized to repay in full the outstanding borrowings of $210 million under Acquisitions' $230 million revolving credit facility (the "Revolver"), which was then terminated, to acquire three full-service properties and to finance future acquisitions of full-service hotel properties with the remaining proceeds. The Acquisitions Notes are guaranteed by Acquisitions' subsidiaries. The indenture governing the Acquisitions Notes contains covenants that, among other things, limit the ability of Acquisitions and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Acquisitions' subsidiaries, and enter into certain mergers and consolidations. In addition, under certain circumstances, Acquisitions will be required to offer to purchase the Acquisitions Notes at par value with the proceeds of certain asset sales. Acquisitions will not be required to make principal payments on the Acquisitions Notes until maturity, except in the event of certain changes in control. Distributions by Acquisitions to the Company are available through the payment of dividends only to the extent that the cumulative amount of such dividends from December 20, 1995 does not exceed $15 million plus an amount equal to the excess of Acquisitions' EBITDA over 200% of Acquisitions' interest expense, as defined in the indenture, plus the amount of capital contributions to Acquisitions subsequent to December 20, 1995. Acquisitions paid dividends to the Company of $20 million in 1996 as permitted under the indenture. Acquisitions has the ability to enter into a revolving credit facility of up to $25 million, which would be available for Acquisitions' working capital, and other general corporate purposes, and to incur other indebtedness as specified in the indenture.

  On May 25, 1995, two wholly-owned subsidiaries of Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned subsidiary of the Company, issued an aggregate of $1 billion of 9.5% senior secured notes in two concurrent offerings. HMH Properties, Inc. ("Properties"), the owner of 31 of the Company's 79 full-service hotel properties at January 3, 1997 and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of HM Services' food, beverage and merchandise concessions business, issued $600 million and $400 million, respectively, of senior notes secured by the stock of certain of their respective subsidiaries. The bonds were issued at par and have a final maturity of May 2005. The net proceeds of approximately $971 million were used to defease, and subsequently redeem, all of Hospitality's remaining bonds (the "Hospitality Notes") and to repay borrowings under the line of credit with Marriott International. The Properties Notes are secured by a pledge of the stock of certain of Properties' subsidiaries and are guaranteed, jointly and severally, by certain of Properties' subsidiaries. The indenture governing the Properties Notes contains covenants that, among other things, limit the ability of Properties and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of Properties' subsidiaries, and enter into certain mergers and consolidations. Distributions of Properties' equity are restricted but will be available for the payment of dividends to the extent that the cumulative amount of such dividends from May 25, 1995 does not exceed $25 million plus an amount equal to the excess of Properties' EBITDA over 200% of Properties' interest expense, as defined in the indenture, plus the amount of capital contributions to Properties subsequent to May 25, 1995. Properties paid dividends to the Company of $9 million and $36 million in 1996 and 1995, respectively, as permitted under the indenture. Properties has the ability to enter into a revolving credit facility of up to $35 million, which would be available for Properties' working capital and other general corporate purposes, and to incur other indebtedness as specified in the indenture. The HMTP senior notes were included in the HM Services' Special Dividend.

  Under the indentures for the Acquisitions Notes and the Properties Notes, proceeds from the sale of assets within the subsidiary issuing the notes may be used for the acquisition of new properties subject to certain limitations.

  During 1995, the Company replaced its line of credit with the MI Line of Credit pursuant to which the Company has the right to borrow up to $225 million to fund (i) obligations under certain guarantees made by the Company,
(ii) payments of principal on specified recourse debt of the Company and its subsidiaries, (iii) payment of interest on amounts borrowed under the MI Line of Credit and on specified recourse debt of the Company and its subsidiaries,
(iv) working capital, and (v) other items approved in advance by Marriott International. Borrowings under the MI Line of Credit bear interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and mature in June 1998. Any such borrowings are guaranteed by, or secured by the pledge of the stock of, certain subsidiaries of the Company. An annual commitment fee of 5/8% is charged on the unused portion of the MI Line of Credit. The MI Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, create liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, and repurchase their common stock. When no advances are outstanding under the MI Line of Credit and the Company and certain of its subsidiaries have adequately reserved for debt maturities over a six-month term, such restricted payments as would otherwise be prohibited are permitted in the amount by which aggregate EBITDA of the Company and certain of its subsidiaries (as defined in the MI Line of Credit) and the proceeds of specified stock issuances exceed 170% of the aggregate of certain specified charges.

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

  There are no plans to pay regular cash dividends on the Company's common stock in the near future, and the Company is prohibited from paying dividends on its common stock if amounts are outstanding under the MI Line of Credit or interest on the Debentures is deferred.

  Asset Dispositions. The Company historically has sold, and may from time to time in the future consider opportunities to sell, certain of its real estate properties at attractive prices when the proceeds could be redeployed into investments with more favorable returns. During the first and second quarters of 1996, 16 of the Company's Courtyard properties and 18 of the Company's Residence Inn properties were sold (subject to a leaseback) to the REIT for approximately $314 million and the Company will receive approximately $35 million upon expiration of the leases. A gain on the transactions of approximately $46 million has been deferred and will be amortized over the initial term of the leases. During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold to and leased back from the REIT for approximately $330 million. The Company received net proceeds from the two 1995 transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions will be amortized over the initial term of the leases. In 1995, the Company also sold its four remaining Fairfield Inns for net cash proceeds of approximately $6 million, which approximated their carrying value, and the Springfield Radisson Hotel for net cash proceeds of approximately $3 million, which approximated its carrying value. During the second and third quarters of 1994, the Company sold 14 senior living communities to an unrelated party for approximately $320 million, which approximated the communities' carrying value. Additionally, during the third quarter of 1994, the company sold 26 of its Fairfield Inns to an unrelated party. The net proceeds from the sale of the hotels was approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million, and such excess has been deferred. Approximately $27 million of the Fairfield Inn proceeds was payable in the form of a note from the purchaser.

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

  Capital Acquisitions, Additions and Improvements. The Company seeks to grow primarily through opportunistic acquisitions of full-service hotels. The Company believes that the upscale and luxury full-service segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at substantial discounts to replacement value, including under-performing hotels which can be improved by conversion to the Marriott or Ritz-Carlton brands. During 1996, the Company acquired six full-service hotels (1,964 rooms) for an aggregate purchase price of $189 million and controlling interests in 17 additional full-service properties (8,917 rooms) for an aggregate purchase price of approximately $1.1 billion (including the assumption of $696 million of debt). During 1995, the Company acquired nine hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million ($141 million of which was financed through first mortgage financing on four of the hotels). During 1994, the Company acquired 15 full-service hotels totaling approximately 6,100 rooms (including one 199-room hotel subsequently sold in 1995) for approximately $440 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms) by the partnership. Additionally, the Company acquired a controlling interest in one 662-room, full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company considers all of these properties as owned hotels for accounting purposes. During 1996, the Company also purchased the mortgage loan secured by the 504-room New York Marriott Financial Center for $101 million and then completed the acquisition of the hotel in early 1997.

  During the first quarter of 1997, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP"). MHPLP, an affiliated partnership of the Company, owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort. Also, in 1997, the Company acquired the 306-room Ritz-Carlton, Marina del Rey, for $57 million and a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma, for $18 million, which has been converted to the Marriott brand. The Company is continually engaged in discussions with respect to other potential acquisition properties.

  Under the terms of its management agreements, the Company is generally required to spend approximately 5% of gross hotel sales to cover the capital needs of the properties, including major guest room and common area renovations which occur every five to six years. The Company anticipates spending approximately $120 million annually on the renovation and refurbishment of its existing lodging properties.

  The Company completed the construction of the 1,200-room Philadelphia Marriott Hotel, which opened on January 27, 1995. The construction costs of this hotel were funded 60% through a loan from Marriott

International which was repaid in the fourth quarter of 1996. In March 1997, the Company obtained a $90 million mortgage which bears interest at a fixed rate of 8.49% and matures in 2009. Construction of a second hotel in Philadelphia, the 419-room Philadelphia Airport Marriott Hotel (the "Airport Hotel"), was completed and opened on November 1, 1995. The Airport Hotel was financed principally with $40 million of proceeds from an industrial development bond financing. The Company also completed construction of a 300-room Residence Inn in Arlington, Virginia, which opened in March 1996. Capital expenditures for these three hotels totaled $11 million in 1996, $64 million in 1995 and $104 million in 1994.

  While the Company's portfolio of lodging properties consists almost entirely of upscale and luxury full-service hotels, management continually considers the merits of diversifying into other compatible lodging related real estate assets that offer strong current economic benefits and growth prospects. In early 1997, the Company signed a letter of intent to acquire 29 premier senior living communities from Marriott International for $433 million. The Company has developed a plan to add over one thousand expansion units to these properties by January 1999 for an additional $107 million. The Company intends to finance its acquisition program through the use of internally generated funds, additional equity and moderate levels of indebtedness.

  Debt Payments. At January 3, 1997, the Company and its subsidiaries had approximately $1 billion of senior notes ($950 million of which have been issued and guaranteed by wholly-owned subsidiaries of the Company), approximately $1.5 billion of non-recourse mortgage debt secured by real estate assets and approximately $100 million of unsecured and other debt. The parent company was obligated on approximately $176 million of recourse debt as of January 3, 1997.

  Maturities over the next five years were limited to $723 million as of January 3, 1997, a substantial portion of which represented the maturity of the mortgage on the New York Marriott Marquis of approximately $280 million in 1998 and the maturity of the debt on the San Francisco Marriott of approximately $230 million in 2001. In the first quarter of 1997, the Company repurchased the debt on the San Francisco Marriott for approximately $219 million, representing an $11 million extraordinary gain before taxes and closing costs. The Company's interest coverage, defined as EBITDA divided by cash interest expense, was 2.0 times in 1996 and 1.8 times in 1995.

  The Company currently is party to interest rate exchange agreements with three financial institutions with an aggregate notional amount of $525 million. These agreements are with Citibank, N.A., New York, Salomon Brothers and the Industrial Bank of Japan Trust Company (the "Contracting Parties"). Under certain of these agreements aggregating $400 million, the Company pays interest based on the specified floating rates of three- and six-month LIBOR (average rate of 5.6% at January 3, 1997) and collects interest at fixed rates (average rate of 7.1% at January 3, 1997) through May 1997. Under the remaining agreements aggregating $125 million, the Company collects interest based on specified floating interest rates of one-month LIBOR (rate of 5.8% at January 3, 1997) and pays interest at fixed rates (average rate of 6.5% at January 3, 1997). These agreements expire in 1997 and 1998. The Company realized a net reduction of interest expense of $6 million in 1996, $5 million in 1995 and $11 million in 1994 related to interest rate exchange agreements. The Company monitors the creditworthiness of the Contracting Parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB or better. The Company is exposed to credit loss in the event of non-performance by the Contracting Parties; however, the Company does not anticipate non-performance by the Contracting Parties.

  Cash Flows. The Company's cash flow from continuing operations in 1996, 1995 and 1994 totaled $205 million, $110 million and $75 million, respectively.

  The Company's cash used in investing activities from continuing operations in 1996, 1995 and 1994 totaled $504 million, $156 million and $135 million, respectively. Cash used in investing activities primarily consists of net proceeds from the sales of certain assets, offset by the acquisition of hotel and other real estate assets and other capital expenditures previously discussed.

  The Company's cash from financing activities from continuing operations was $806 million for 1996, $204 million for 1995 and $24 million for 1994. The Company's cash from financing activities from continuing operations primarily consists of the proceeds from equity and debt offerings, borrowings under the MI Line of Credit, mortgage financing on certain acquired hotels, offset by redemptions and payments on senior notes, the MI Line of Credit and other scheduled principal payments.

  EBITDA. The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $131 million, or 42%, to $442 million in 1996 from $311 million in 1995. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

  Hotel EBITDA increased $119 million, or 37%, to $439 million in 1996 from $320 million in 1995. Full-service hotel EBITDA increased $165 million, or 66%, to $416 million in 1996 from $251 million in 1995. Full-service hotel EBITDA from comparable hotel properties increased 19% on a REVPAR increase of 11%.

  The following is a reconciliation of EBITDA to the Company's loss from continuing operations (in millions):

                                  FIFTY-THREE WEEKS ENDED FIFTY-TWO WEEKS ENDED
                                      JANUARY 3, 1997       DECEMBER 29, 1995
                                  ----------------------- ---------------------
      EBITDA.....................          $ 442                  $ 311
      Interest expense...........           (237)                  (178)
      Dividends on Convertible
       Preferred Securities......             (3)                    --
      Depreciation and amortiza-
       tion......................           (168)                  (122)
      Income taxes...............             (5)                    13
      Loss on disposition of
       assets and other non-cash
       charges, net..............            (42)                   (86)
                                           -----                  -----
        Loss from continuing
         operations..............          $ (13)                 $ (62)
                                           =====                  =====

  The ratio of earnings to fixed charges was 1.0 to 1.0, .7 to 1.0 and .9 to
1.0 in 1996, 1995 and 1994, respectively. The deficiency of earnings to fixed charges of $70 million and $12 million for 1995 and 1994, respectively, is largely the result of depreciation and amortization of $122 million in 1995 and $113 million in 1994. In addition, the deficiency for 1995 was impacted by the $60 million pre-tax charge to write down the carrying value of one undeveloped land parcel to its estimated sales value.

  Partnership Activities. The Company serves as general partner or the managing general partner of numerous limited partnerships which own 253 hotels as of January 3, 1997, managed by Marriott International. Debt of the hotel limited partnerships is typically secured by first mortgages on the properties and is generally nonrecourse to the partnership and the partners. However, the Company has committed to advance amounts to these affiliated limited partnerships, if necessary, to cover certain future debt service requirements. Such commitments were limited, in the aggregate, to $117 million at January 3, 1997. Subsequent to year-end, such commitments were reduced to $71 million. Net amounts repaid to the Company under these guarantees totaled $13 million in 1996. Net fundings by the Company under these guarantees amounted to $8 million in 1995 and $2 million for 1994.

  Leases. The Company leases certain property and equipment under noncancelable operating leases, including the long-term ground leases for certain hotels, generally with multiple renewal options. The leases related to the 53 Courtyard properties and 18 Residence Inn properties sold during 1995 and 1996 are non-recourse to the Company and contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. The Company remains contingently liable on certain leases related to divested non-lodging properties. Management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

  Inflation. The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

  A substantial portion of the Company's debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. However, the Company currently is exposed to variable interest rates through four interest rate exchange agreements with an aggregate notional amount of $400 million. These agreements are with Citibank, N.A., New York, Salomon Brothers and the Industrial Bank of Japan Trust Company. Under these agreements, the Company pays interest based on the specified floating rates of three- and six-month LIBOR (average rate of 5.6% at January 3, 1997) and collects interest at fixed rates (average rate of 7.1% at January 3, 1997) through May 1997. In addition, outstanding borrowings under the MI Line of Credit (no borrowings were outstanding at January 3, 1997) and the mortgage on the San Diego Marriott Hotel and Marina ($203 million at January 3, 1997) bear interest based on variable rates. Accordingly, the amount of the Company's interest expense under the interest rate swap agreements and the floating rate debt for a particular year will be affected by changes in short-term interest rates.

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

  In the fourth quarter of 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." The adoption of SFAS No. 123 did not have a material effect on the Company's financial statements. The Company continues to apply APB Opinion 25 in accounting for its employee stock plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  28
Consolidated Balance Sheets as of January 3, 1997 and December 29, 1995...  29
Consolidated Statements of Operations for the Fiscal Years Ended January
 3, 1997, December 29, 1995 and December 30, 1994.........................  30
Consolidated Statements of Shareholders' Equity for Fiscal Years Ended
 January 3, 1997, December 29, 1995 and December 30, 1994.................  31
Consolidated Statements of Cash Flows for Fiscal Years Ended January 3,
 1997, December 29, 1995 and December 30, 1994............................  32
Notes to Consolidated Financial Statements................................  33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of January 3, 1997 and December 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1997 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Washington, D.C.
February 28, 1997

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 3, 1997 AND DECEMBER 29, 1995
                                 (IN MILLIONS)

                                                                  1996    1995
                            ASSETS                               ------  ------
Property and Equipment, net....................................  $3,805  $2,882
Notes and Other Receivables, net (including amounts due from
 affiliates of $156 million and $170 million, respectively)....     297     210
Due from Hotel Managers........................................      89      72
Investments in Affiliates......................................      11      26
Other Assets...................................................     246     166
Cash and Cash Equivalents......................................     704     201
                                                                 ------  ------
                                                                 $5,152  $3,557
                                                                 ======  ======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Senior notes issued by the company or its subsidiaries.......  $1,021  $1,085
  Mortgage debt................................................   1,529     972
  Other........................................................      97     121
                                                                 ------  ------
                                                                  2,647   2,178
Accounts Payable and Accrued Expenses..........................      74      52
Deferred Income Taxes..........................................     464     504
Other Liabilities..............................................     290     148
                                                                 ------  ------
    Total Liabilities..........................................   3,475   2,882
                                                                 ------  ------
Company-obligated Mandatorily Redeemable Convertible Preferred
 Securities of a Subsidiary Trust Holding Company Substantially
 All of Whose Assets are the Convertible Subordinated
 Debentures Due 2026 ("Convertible Preferred Securities")......     550      --
                                                                 ------  ------
Shareholders' Equity
  Common Stock, 300 million shares authorized; 202.0 million shares in 1996 and 159.7 million shares in 1995 issued and
   outstanding, respectively...................................     202     160
  Additional Paid-in Capital...................................     926     499
  Retained Earnings............................................      (1)     16
                                                                 ------  ------
    Total Shareholders' Equity.................................   1,127     675
                                                                 ------  ------
                                                                 $5,152  $3,557
                                                                 ======  ======


                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                            1996   1995   1994
                                                            -----  -----  -----
REVENUES
 Hotels...................................................  $ 717  $ 474  $ 338
 Senior living communities (received from Marriott
  International)..........................................     --     --     14
 Net gains (losses) on property transactions..............      1     (3)     6
 Equity in earnings of affiliates.........................      3     --     --
 Other....................................................     11     13     22
                                                            -----  -----  -----
  Total revenues..........................................    732    484    380
                                                            -----  -----  -----
OPERATING COSTS AND EXPENSES
 Hotels (including Marriott International management fees
  of $101 million, $67 million and $41 million,
  respectively)...........................................    461    281    198
 Senior living communities................................     --     --      5
 Other (including a $60 million write-down of undeveloped
  land in 1995)...........................................     38     89     25
                                                            -----  -----  -----
  Total operating costs and expenses......................    499    370    228
                                                            -----  -----  -----
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
 EXPENSES AND INTEREST....................................    233    114    152
Minority interest.........................................     (6)    (2)    (1)
Corporate expenses........................................    (43)   (36)   (31)
Interest expense..........................................   (237)  (178)  (165)
Dividends on Convertible Preferred Securities of
 subsidiary trust.........................................     (3)    --     --
Interest income...........................................     48     27     29
                                                            -----  -----  -----
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     (8)   (75)   (16)
Benefit (provision) for income taxes......................     (5)    13      3
                                                            -----  -----  -----
LOSS FROM CONTINUING OPERATIONS...........................    (13)   (62)   (13)
DISCONTINUED OPERATIONS
 Loss from discontinued operations (net of income tax
  benefit of $3 million in 1995 and $1 million in 1994)...     --     (8)    (6)
 Provision for loss on disposal (net of income tax benefit
  of $23 million in 1995).................................     --    (53)    --
                                                            -----  -----  -----
LOSS BEFORE EXTRAORDINARY ITEM............................    (13)  (123)   (19)
Extraordinary item--Loss on extinguishment of debt (net of
 income tax benefit of $10 million in 1995 and $3 million
 in 1994).................................................     --    (20)    (6)
                                                            -----  -----  -----
NET LOSS..................................................  $ (13) $(143) $ (25)
                                                            =====  =====  =====
LOSS PER COMMON SHARE:
CONTINUING OPERATIONS.....................................  $(.07) $(.39) $(.09)
Discontinued operations (net of income taxes).............     --   (.39)  (.04)
Extraordinary item--Loss on extinguishment of debt (net of
 income taxes)............................................     --   (.12)  (.04)
                                                            -----  -----  -----
NET LOSS..................................................  $(.07) $(.90) $(.17)
                                                            =====  =====  =====

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

    COMMON                                CONVERTIBLE        ADDITIONAL
    SHARES                                 PREFERRED  COMMON  PAID-IN   RETAINED
  OUTSTANDING                                STOCK    STOCK   CAPITAL   EARNINGS
  -----------                             ----------- ------ ---------- --------
     (IN
  MILLIONS)                               (IN MILLIONS, EXCEPT PER COMMON SHARE)
    129.7     Balance, December 31,
               1993....................      $ 14      $130     $253     $ 108
       --     Net loss.................        --        --       --       (25)
       --     Adjustment to
               distribution of stock of
               Marriott International,
               Inc.....................        --        --       --       (19)
      2.5     Common stock issued for
               the comprehensive stock
               and employee stock......        --         2       15        --
       .7     Conversion of
               subordinated debt to
               common stock............        --         1        1        --
       .6     Conversion of preferred
               stock to common stock...        (1)        1       --        --
     20.1     Common stock issued in
               stock offering..........        --        20      210        --
--------------------------------------------------------------------------------
    153.6     Balance, December 30,
               1994....................        13       154      479        64
       --     Net loss.................        --        --       --      (143)
       --     Distribution of stock of
               Host Marriott Services
               Corporation.............        --        --       (4)       95
      1.3     Common stock issued for
               the comprehensive stock
               and employee stock
               purchase plans..........        --         1       16        --
      4.8     Conversion of preferred
               stock to common stock...       (13)        5        8        --
--------------------------------------------------------------------------------
    159.7     Balance, December 29,
               1995....................        --       160      499        16
       --     Net loss.................        --        --       --       (13)
       --     Adjustment to Host
               Marriott Services
               Dividend................        --        --       --        (4)
      3.9     Common stock issued for
               the comprehensive stock
               and employee stock
               purchase plans..........        --         3       17        --
      6.8     Common stock issued for
               warrants exercised......        --         7       42        --
     31.6     Common stock issued in
               stock offering..........        --        32      368        --
--------------------------------------------------------------------------------
    202.0     Balance, January 3, 1997.      $ --      $202     $926     $  (1)
--------------------------------------------------------------------------------


                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                                           1996   1995   1994
                                                           -----  -----  -----
                                                             (IN MILLIONS)
OPERATING ACTIVITIES
Loss from continuing operations........................... $ (13) $ (62) $ (13)
Adjustments to reconcile to cash from operations:
 Depreciation and amortization............................   168    122    113
 Income taxes.............................................   (35)   (35)   (16)
 Amortization of deferred income..........................    (6)    (7)    (5)
 Net realizable value write-down..........................     4     70     --
 Equity in earnings of affiliates.........................    (3)    --     --
 Other....................................................    49     33     23
 Changes in operating accounts:
  Other assets............................................     9     (2)   (11)
  Other liabilities.......................................    32     (9)   (16)
                                                           -----  -----  -----
 Cash from continuing operations..........................   205    110     75
 Cash from (used in) discontinued operations..............    (4)    32     71
                                                           -----  -----  -----
 Cash from operations.....................................   201    142    146
                                                           -----  -----  -----
INVESTING ACTIVITIES
Proceeds from sales of assets.............................   373    358    480
 Less non-cash proceeds...................................   (35)   (33)   (54)
                                                           -----  -----  -----
Cash received from sales of assets........................   338    325    426
Acquisitions..............................................  (702)  (392)  (532)
Acquisition funds held in escrow..........................    --     --     40
Capital expenditures:
 Capital expenditures for renewals and replacements.......   (87)   (56)   (34)
 Lodging construction funded by project financing.........    (3)   (40)   (67)
 Other capital expenditures...............................   (69)   (64)   (57)
Purchases of short-term marketable securities.............    --     --    (90)
Sales of short-term marketable securities.................    --     --     90
Notes receivable collections..............................    13     43     60
Affiliate collections, net................................    21      2     10
Other.....................................................   (15)    26     19
                                                           -----  -----  -----
 Cash used in investing activities from continuing
  operations..............................................  (504)  (156)  (135)
 Cash used in investing activities from discontinued
  operations..............................................    --    (52)   (43)
                                                           -----  -----  -----
 Cash used in investing activities........................  (504)  (208)  (178)
                                                           -----  -----  -----
FINANCING ACTIVITIES
Issuances of debt.........................................    46  1,251    209
Issuances of Convertible Preferred Securities, net........   533     --     --
Issuances of common stock.................................   454     13    238
Scheduled principal repayments............................   (82)  (100)   (72)
Debt prepayments..........................................  (173)  (960)  (351)
Other.....................................................    28     --     --
                                                           -----  -----  -----
 Cash from financing activities from continuing
  operations..............................................   806    204     24
 Cash from (used in) financing activities from discontin-
  ued operations..........................................    --     (4)     2
                                                           -----  -----  -----
 Cash from financing activities...........................   806    200     26
                                                           -----  -----  -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........   503    134     (6)
CASH AND CASH EQUIVALENTS, beginning of year..............   201     67     73
                                                           -----  -----  -----
CASH AND CASH EQUIVALENTS, end of year.................... $ 704  $ 201  $  67
                                                           =====  =====  =====

                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  As of January 3, 1997, Host Marriott Corporation (the "Company") owned 79 upscale and luxury full-service lodging properties generally located throughout the United States, most of which are managed by Marriott International and operated under the Marriott and Ritz-Carlton brand names. At that date, the Company also held minority interests in various partnerships that own 253 additional properties, including 33 full-service properties, managed by Marriott International.

  On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") its food, beverage, and merchandise concessions business at airports, on tollroads, and at arenas and other attractions (the "Operating Group"). See Note 2 for a discussion of the Special Dividend. The 1995 and 1994 consolidated financial statements have been restated to reflect the Operating Group as discontinued operations.

  The structure of the Company was substantially altered on October 8, 1993 (the "Marriott International Distribution Date") when the Company distributed the stock of a wholly-owned subsidiary, Marriott International, Inc. ("Marriott International") in a special dividend (the "Marriott International Distribution"). See Note 14 for a description of the Marriott International Distribution and related transactions.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. All material intercompany transactions and balances have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31. Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal years 1995 and 1994.

 Revenues and Expenses

  Revenues include house profit from the Company's hotel properties because the Company has delegated substantially all of the operating decisions related to the generation of hotel house profit from its hotels to the manager. Revenues also include net gains (losses) on property transactions, equity in the earnings of affiliates and lease rentals from senior living communities. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results, less property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses in the accompanying financial statements. See Note 17.

 Earnings (Loss) Per Common Share

  Earnings (loss) per common share are computed on a fully diluted basis by dividing net income (loss) available for common stock by the weighted average number of outstanding common and common equivalent shares, plus other potentially dilutive securities, aggregating 188.7 million in 1996, 158.3 million in 1995 and 151.5 million in 1994. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for all years presented as they are anti-dilutive.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates; revenues of $18 million in 1996 and a loss before income taxes of $2 million in 1996. International revenues and income before income taxes in 1995 and 1994 were not material.

 Property and Equipment

  Property and equipment is recorded at cost. For newly developed properties, cost includes interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

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

 Pre-Opening Costs

  Costs of an operating nature incurred prior to the opening of lodging properties are deferred and amortized over three years for hotels opened prior to September 8, 1995 and one year for hotels opened after September 8, 1995. Such costs, which are included in other assets, amounted to $3 million and $7 million, net of accumulated amortization, at January 3, 1997 and December 29, 1995, respectively

 Deferred Charges

  Deferred financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  During 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have an effect on the Company's continuing operations. See Note 2 for a discussion of the adoption of SFAS No. 121 on discontinued operations.

  During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial statements. See Note 10.

2. HM SERVICES SPECIAL DIVIDEND

  On December 29, 1995, the Company distributed to its shareholders through the Special Dividend all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions. The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995. The Company recorded approximately $9 million of expenses related to the consummation of the Special Dividend in 1995. Revenues for the Company's discontinued operations totaled $1,158 million in 1995 and $1,121 million in 1994. The provision for loss on disposal includes the operating loss from discontinued operations from August 9, 1995 (measurement date) through December 29, 1995 of $44 million, net of taxes, and estimated expenses related to the Special Dividend of $9 million.

  Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows associated with the asset. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash, pre-tax charge during the fourth quarter of 1995 of $47 million. Such charge has been reflected in discontinued operations for fiscal year 1995.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  For purposes of governing certain of the ongoing relationships between the Company and HM Services after the Special Dividend and to provide for an orderly transition, the Company and HM Services entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement and a Transitional Services Agreement. Effective as of December 29, 1995, these agreements provide, among other things, for the division between the Company and HM Services of certain assets and liabilities, including but not limited to liabilities related to employee stock and other benefit plans and the establishment of certain obligations for HM Services to issue shares upon exercise of warrants (see Note 7) and to issue shares or pay cash to the Company upon exercise of stock options held by certain former employees of the Company (see Note 10).

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Land and land improvements................................ $  349  $  320
      Buildings and leasehold improvements......................  3,507   2,666
      Furniture and equipment...................................    548     382
      Construction in progress..................................     82     101
                                                                 ------  ------
                                                                  4,486   3,469
      Less accumulated depreciation and amortization............   (681)   (587)
                                                                 ------  ------
                                                                 $3,805  $2,882
                                                                 ======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $3 million in 1996, $5 million in 1995 and $10 million in 1994.

  In 1996, the Company recorded additional depreciation expense of $15 million as a result of a change in the estimated depreciable lives and salvage values for certain hotel properties. Also, in 1996, the Company recorded a $4 million charge to write down an undeveloped land parcel to its net realizable value based on its expected sales value.

  In 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five of these individual properties to their estimated net realizable values. In addition, the Company owns a 174-acre parcel of undeveloped land in Germantown, Maryland, zoned for commercial office building development. The site was originally purchased in the 1980s for a proposed new corporate headquarters. Due to Company downsizing, plans for a new corporate headquarters were dropped. The Company subsequently planned to develop the site into an office project over an extended time period to recover its investment, however, the continuing weakness of the real estate market in Montgomery County, Maryland, negatively impacted this development plan. In the fourth quarter of 1995, management instituted a program to liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full service hotels. As part of this program, management determined that the site would no longer be developed and instead decided to attempt to sell the property. Accordingly, the Company recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

4. INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

  Investments in and receivables from affiliates consist of the following:

                                                        OWNERSHIP
                                                        INTERESTS  1996   1995
                                                        --------- ------ ------
                                                                  (IN MILLIONS)
Equity investments
  Hotel partnerships which own 33 Marriott Hotels, 120
   Courtyard hotels, 50 Residence Inns and 50 Fairfield
   Inns operated by Marriott International, Inc., as of
   January 3, 1997.....................................   1%-50%  $   11 $   26
Notes and other receivables, net.......................      --      156    170
                                                                  ------ ------
                                                                    $167 $  196
                                                                  ====== ======

  Hotel properties owned by affiliates generally were acquired from the Company in connection with limited partnership offerings. The Company or one of its subsidiaries typically serve as a general partner of each partnership and the hotels are operated under long-term agreements by Marriott International.

  In 1996, the Company purchased controlling interests in four affiliated partnerships for $640 million, including $429 million of existing debt. These affiliated partnerships included the partnership which owns the 1,355-room San Diego Marriott Hotel and Marina, the Marriott Hotel Properties II Limited Partnership ("MHP II"), the Marriott Suites Limited Partnership which owns four hotels, and the partnership that owns the 510-room Salt Lake City Marriott. MHP II owns the 1,290-room New Orleans Marriott Hotel; the 999-room San Antonio Marriott Rivercenter Hotel; the 368-room San Ramon Marriott Hotel; and a 50% limited partner interest in the 754-room Santa Clara Marriott Hotel.

  Subsequent to year-end, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including $231 million in mortgage debt. MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort.

  In 1993 and 1994, the Company sold portions of its equity interests in Residence Inns USA Partnership for $38 million. A gain on the sale transactions totaling $14 million was deferred and was amortized through 1996.

  Receivables from affiliates are reported net of reserves of $227 million at January 3, 1997 and $221 million at December 29, 1995. Receivables from affiliates at January 3, 1997 includes a $140 million mortgage note at 9% which amortizes through 2003. The Company has committed to advance additional amounts to affiliates, if necessary, to cover certain debt service requirements. Such commitments are limited, in the aggregate, to an additional $117 million at January 3, 1997. Net amounts repaid to the Company under these commitments totaled $13 million in 1996. Net amounts funded by the Company totaled $8 million in 1995 and $2 million in 1994.

  The Company's pre-tax income from affiliates includes the following:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
      Interest income............................................ $17  $16  $17
      Equity in net income.......................................   3   --   --
                                                                  ---  ---  ---
                                                                  $20  $16  $17
                                                                  ===  ===  ===

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Property and equipment.................................... $2,636  $3,125
      Other assets..............................................    334     419
                                                                 ------  ------
        Total assets............................................ $2,970  $3,544
                                                                 ======  ======
      Debt, principally mortgages............................... $2,855  $3,445
      Other liabilities.........................................    672     779
      Partners' deficit.........................................   (557)   (680)
                                                                 ------  ------
        Total liabilities and partners' deficit................. $2,970  $3,544
                                                                 ======  ======

  Combined summarized operating results reported by these affiliates follow:

                                                            1996   1995   1994
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Revenues............................................. $ 737  $ 770  $ 705
      Operating expenses:
        Cash charges (including interest)..................  (465)  (506)  (491)
        Depreciation and other non-cash charges............  (230)  (240)  (296)
                                                            -----  -----  -----
          Income (loss) before extraordinary items.........    42     24    (82)
          Extraordinary items--forgiveness of debt.........    12    181    113
                                                            -----  -----  -----
            Net income..................................... $  54  $ 205  $  31
                                                            =====  =====  =====

5. DEBT

  Debt consists of the following:

                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Properties Notes, with a rate of 9.5% due May 2005........  $  600 $  600
      Acquisitions Notes, with a rate of 9.0% due December 2007.     350    350
      Senior Notes (Old Notes), with an average rate of 9.6% at
       January 3, 1997, maturing through 2012...................      71    135
                                                                  ------ ------
        Total Senior Notes......................................   1,021  1,085
                                                                  ------ ------
      Mortgage debt (non-recourse) secured by $2 billion of real estate assets, with an average rate of 8.6% at January 3,
       1997, maturing through 2012..............................   1,529    972
                                                                  ------ ------
      MI Line of Credit, with a variable rate of LIBOR plus 3%
       (8.7% at January 3, 1997) due June 1998..................      --     22
      Other notes, with an average rate of 7.4% at January 3,
       1997, maturing through 2017..............................      86     88
      Capital lease obligations.................................      11     11
                                                                  ------ ------
        Total other ............................................      97    121
                                                                  ------ ------
                                                                  $2,647 $2,178
                                                                  ====== ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In May 1995, HMH Properties, Inc. ("Properties"), a wholly-owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), issued an aggregate of $600 million of 9.5% senior secured notes ("Properties Notes"). Properties is the owner of 31 of the Company's 79 lodging properties at January 3, 1997. The bonds were issued in conjunction with a concurrent $400 million offering by a subsidiary of the Company's discontinued HM Services' business at par, and have a final maturity of May 2005. The net proceeds were used to defease, and subsequently redeem, all of the senior notes ("Hospitality Notes") issued by Host Marriott Hospitality, Inc. and to repay borrowings under the line of credit with Marriott International. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in 1995 of $17 million, net of taxes, related to continuing operations. The Properties Notes are secured by a pledge of the stock of certain of Properties' subsidiaries and are guaranteed, jointly and severally, by certain of Properties' subsidiaries.

  In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. A portion of the net proceeds were utilized to repay in full the outstanding borrowings under the $230 million revolving line of credit (the "Acquisition Revolver"), which was then terminated. In connection with the termination of the Acquisition Revolver, the Company recognized an extraordinary loss in 1995 of $3 million. The Acquisitions Notes are guaranteed by Acquisitions' subsidiaries.

  The indentures governing the Properties Notes and the Acquisitions Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries, and enter into certain mergers and consolidations. The net assets of Properties and Acquisitions at January 3, 1997 were approximately $410 million and $216 million, respectively, substantially all of which were restricted.

  In 1996, the company incurred $696 million of mortgage debt in conjunction with the acquisition of nine hotels. In September 1996, the Company successfully completed the refinancing of the MHP II mortgage debt, as well as the mortgage debt of the Santa Clara Partnership under substantially identical terms. The new mortgages, totalling approximately $266 million, bear interest at a fixed rate of 8.22% and mature in 2007.

  In conjunction with the construction of the Philadelphia Marriott, the Company obtained first mortgage financing from Marriott International for 60% of the construction and development costs of the hotel. In the fourth quarter of 1996, the Company repaid the $109 million mortgage with the proceeds from the preferred securities offering discussed in Note 6.

  During 1995, the Company replaced its $630 million line of credit with a new line of credit with Marriott International (the "MI Line of Credit") pursuant to which the Company has the right to borrow up to $225 million for certain permitted uses. Borrowings under the MI Line of Credit bear interest at LIBOR plus 3% (4% when the outstanding balance exceeds $112.5 million) and mature in June 1998. Any such borrowings are guaranteed by, or secured by the pledge of the stock of, certain subsidiaries of the Company. An annual commitment fee of 5/8% is charged on the unused portion of the MI Line of Credit. The MI Line of Credit imposes certain restrictions on the ability of the Company and certain of its subsidiaries to incur additional debt, create liens or mortgages on their properties (other than various types of liens arising in the ordinary course of business), extend new guarantees (other than replacement guarantees), pay dividends, and repurchase their common stock.

  At January 3, 1997, the Company was party to interest rate exchange agreements with three financial institutions (the contracting parties) with an aggregate notional amount of $525 million. Under certain of these agreements aggregating $400 million, the Company collects interest at fixed rates (average rate of 7.1% at

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

January 3, 1997) and pays interest based on specified floating interest rates (average rate of 5.6% at January 3, 1997) through May 1997. Under the remaining agreements aggregating $125 million, the Company collects interest based on specified floating interest rates of one month LIBOR (rate of 5.8% at January 3, 1997) and pays interest at fixed rates (average rate of 6.5% at January 3, 1997). These agreements expire in 1997 and 1998. The Company realized a net reduction of interest expense of $6 million in 1996, $5 million in 1995 and $11 million in 1994 related to interest rate exchange agreements. The Company monitors the creditworthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are all BBB or better. The Company is exposed to credit loss in the event of non-performance by the contracting parties to the interest rate swap agreements; however, the Company does not anticipate non-performance by the contracting parties.

  The Company's debt balance at January 3, 1997 includes $176 million of debt guaranteed by the parent company. Aggregate debt maturities at January 3, 1997, excluding capital lease obligations, are (in millions):

      1997............................................................... $   50
      1998...............................................................    315
      1999...............................................................     20
      2000...............................................................     45
      2001...............................................................    293
      Thereafter.........................................................  1,913
                                                                          ------
                                                                          $2,636
                                                                          ======

  Cash paid for interest for continuing operations, net of amounts capitalized, was $220 million in 1996, $177 million in 1995 and $157 million in 1994. Deferred financing costs, which are included in other assets, amounted to $61 million and $37 million at January 3, 1997 and December 29, 1995, respectively.

6. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING COMPANY SUBSTANTIALLY ALL OF WHOSE ASSETS ARE THE CONVERTIBLE SUBORDINATED DEBENTURES DUE 2026

  In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer or the redemption of the Convertible Preferred Securities are guaranteed by the Company to the extent the Issuer has funds available therefor. This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures were issued, the Debentures, the Company's obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which are its sole asset. Separate financial statements of the Issuer are not presented because of the Company's guarantee described above, the Company's management has concluded that such financial statements are not material to investors and the Issuer is wholly-owned and essentially has no independent operations.

  Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Company common stock at the rate of 2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Company common stock). The Debentures are convertible at the option

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES of the holders into shares of Company common stock at a conversion rate of
2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Securities. During 1996, no shares were converted into common stock.

  Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities will correspond to the interest rate and interest and other payment dates on the Debentures. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, the Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures.

  Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Debentures shall be subject to mandatory redemption, from which the proceeds will be applied to redeem Convertible Preferred Securities and Common Securities, together with accrued and unpaid distributions.

7. SHAREHOLDERS' EQUITY

  Three hundred million shares of common stock, with a par value of $1 per share, are authorized, of which 202.0 million and 159.7 million were issued and outstanding as of January 3, 1997 and December 29, 1995, respectively. One million shares of no par value preferred stock are authorized. During 1995, substantially all outstanding shares of such preferred stock were converted into approximately five million shares of common stock with the remainder defeased.

  On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million. On January 27, 1994, the Company completed the issuance of 20.1 million shares of common stock for net proceeds of $230 million.

  In connection with a class action settlement, the Company issued warrants to purchase up to 7.7 million shares of the Company's common stock at $8.00 per share through October 8, 1996 and $10.00 per share thereafter. During 1996, 6.8 million warrants were exercised at $8.00 per share and an equivalent number of shares of Company common stock issued. As of January 3, 1997, there were approximately 600,000 warrants outstanding.

  In February 1989, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock. Each right entitles the holder to buy 1/1,000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150 per share. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of at least 20%, or begins a tender or exchange offer for at least 30%, of the Company's common stock. Shares owned by a person or group on February 3, 1989 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and will expire on February 2, 1999, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

8. INCOME TAXES

  The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax assets and liabilities equal to the expected future tax consequences of temporary differences.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Total deferred tax assets and liabilities at January 3, 1997 and December 29, 1995 were as follows:

                                                                 1996    1995
                                                                ------  ------
                                                                (IN MILLIONS)
      Gross deferred tax assets................................ $  144  $  156
      Less: Valuation allowance................................     (5)     (5)
                                                                ------  ------
      Net deferred tax assets..................................    139     151
      Gross deferred tax liabilities...........................   (603)   (655)
                                                                ------  ------
        Net deferred income tax liability...................... $ (464) $ (504)
                                                                ======  ======

  The valuation allowance primarily represents net operating loss carryforwards ("NOLs") the benefits of which have been recorded as deferred tax assets with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the NOLs will be recorded as a reduction of income tax expense. There was no change in the valuation allowance during 1996 and 1995.

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 3, 1997 and December 29, 1995 follows:

                                                                 1996    1995
                                                                ------  ------
                                                                (IN MILLIONS)
      Investments in affiliates................................ $ (303) $ (305)
      Property and equipment...................................   (135)   (182)
      Safe harbor lease investments............................    (73)    (87)
      Deferred tax gain........................................    (92)    (81)
      Reserves.................................................     97     108
      Alternative minimum tax credit carryforwards.............     26      26
      Other, net...............................................     16      17
                                                                ------  ------
        Net deferred income tax liability...................... $ (464) $ (504)
                                                                ======  ======

  The provision (benefit) for income taxes consists of:

                                                                1996  1995  1994
                                                                ----  ----  ----
                                                                (IN MILLIONS)
      Current--Federal......................................... $(2)  $  7  $(5)
             --State...........................................   3      3    1
             --Foreign.........................................   3     --   --
                                                                ---   ----  ---
                                                                  4     10   (4)
                                                                ---   ----  ---
      Deferred--Federal........................................   2    (23)   1
              --State..........................................  (1)    --   --
                                                                ---   ----  ---
                                                                  1    (23)   1
                                                                ---   ----  ---
                                                                $ 5   $(13) $(3)
                                                                ===   ====  ===

  At January 3, 1997, the Company had net operating loss carryforwards of $11 million for Federal tax purposes which expire through 2001. Additionally, the Company had approximately $26 million of alternative minimum tax credit carryforwards which do not expire.

  During 1995, the Company settled with the Internal Revenue Service ("IRS") substantially all issues for tax years 1979 through 1990. The Company expects to resolve any remaining issues with no material impact on

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES the consolidated financial statements. The Company made net payments to the IRS of approximately $45 million and $20 million in 1996 and 1995, respectively, related to these settlements. Certain adjustments totaling approximately $2 million and $11 million in 1996 and 1995, respectively, were made to the tax provision related to those settlements.

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                  1996    1995    1994
                                  -----   -----   -----
      Statutory Federal tax
       rate.....................  (35.0)% (35.0)% (35.0)%
      State income taxes, net of
       Federal tax benefit......   21.7     2.5    16.2
      Tax credits...............     --    (0.1)   (1.4)
      Additional tax on foreign
       source income............   40.8      --     1.1
      Tax contingencies.........   25.0    14.6      --
      Permanent items...........    9.0      --      --
      Other, net................    1.0     0.7     0.3
                                  -----   -----   -----
        Effective income tax
         rate...................   62.5%  (17.3)% (18.8)%
                                  =====   =====   =====

  As part of the Marriott International Distribution and the Special Dividend, the Company, Marriott International and HM Services entered into tax-sharing agreements which reflect each party's rights and obligations with respect to deficiencies and refunds, if any, of Federal, state or other taxes relating to the businesses of the Company, Marriott International and HM Services prior to the Marriott International Distribution and the Special Dividend. The majority of the 1994 adjustment to the Marriott International Distribution of stock of Marriott International related to deferred income taxes.

  Cash paid for income taxes, net of refunds received, was $40 million in 1996, $22 million in 1995 and $13 million in 1994.

9. LEASES

  The Company leases certain property and equipment under non-cancelable operating leases. Future minimum annual rental commitments for all non-cancelable leases are as follows:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                 (IN MILLIONS)
      1997....................................................   $ 2    $  106
      1998....................................................     2       104
      1999....................................................     2       102
      2000....................................................     1        99
      2001....................................................     1        96
      Thereafter..............................................     9     1,221
                                                                 ---    ------
      Total minimum lease payments............................    17    $1,728
                                                                        ======
      Less amount representing interest.......................    (6)
                                                                 ---
        Present value of minimum lease payments...............   $11
                                                                 ===

  As discussed in Note 12, the Company sold and leased back 37 of its Courtyard properties in 1995 and an additional 16 Courtyard properties in 1996 to a real estate investment trust ("REIT"). Additionally, in 1996, the Company sold and leased back 18 of its Residence Inns to the same REIT. These leases, which are accounted

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES for as operating leases and are included above, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

  Leases also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

  Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals of $100 million payable to the Company under non-cancelable subleases.

  The Company remains contingently liable at January 3, 1997 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $126 million at January 3, 1997. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
      Minimum rentals on operating leases........................ $83  $34  $18
      Additional rentals based on sales..........................  16   17   15
                                                                  ---  ---  ---
                                                                  $99  $51  $33
                                                                  ===  ===  ===

10. EMPLOYEE STOCK PLANS

  At January 3, 1997, the Company has two stock-based compensation plans which are described below. Under the comprehensive stock plan (the "Comprehensive Plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "Employee Stock Purchase Plan"). The principal terms and conditions of the two plans are summarized below.

  Total shares of common stock reserved and available for issuance under employee stock plans at January 3, 1997 are:

                                                                   (IN MILLIONS)
      Comprehensive Plan..........................................       20
      Employee Stock Purchase Plan................................        3
                                                                        ---
                                                                         23
                                                                        ===

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to provide new note disclosures about employee stock-based compensation plans based on a fair value based method of accounting. SFAS No. 123 is effective for fiscal years that begin after December 15, 1995.

  The Company continues to account for expense under its plans under the provisions of Accounting Principle Board Opinion 25 and related interpretations as permitted under SFAS 123. Accordingly, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

  Compensation cost for the Company's two stock-based compensation plans determined based on the fair value at the grant dates for awards under those plans granted in 1995 and 1996 consistent with the method of SFAS No. 123 did not have a material impact on the Company's results of operations. Therefore, pro forma results have not been presented. Had compensation cost for the Company's employee stock option plan been determined based on the method of SFAS No. 123, the fair value of each option grant would have been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 6.6% and 6.8%, respectively, volatility of 36% and 37%, respectively, expected lives of 12 years and no dividend yield. The weighted average fair value per option granted during the year was $8.68 in 1996, $5.76 in 1995 and $6.19 in 1994.

  The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1995 and 1996 have been considered.

  In connection with the Special Dividend, the then outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. For all options held by certain current and former employees of Marriott International, the number and exercise price of the options were adjusted based on the trading prices of shares of the Company's common stock immediately before and after the Special Dividend. Therefore, the options outstanding reflect these revised exercise prices. Pursuant to the Distribution Agreement between the Company and HM Services, the Company has the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by the certain former and current employees of Marriott International. As of January 3, 1997, the Company valued this right at approximately $13 million, which is included in other assets. A summary of the status of the Company's stock option plan for 1996, 1995 and 1994 follows:

                                      1996                         1995                         1994
                          ---------------------------- ---------------------------- ----------------------------
                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                             SHARES        AVERAGE        SHARES        AVERAGE        SHARES        AVERAGE
                          (IN MILLIONS) EXERCISE PRICE (IN MILLIONS) EXERCISE PRICE (IN MILLIONS) EXERCISE PRICE
                          ------------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of
 year...................      10.0           $ 4           11.7           $ 4           13.6           $ 4
Granted.................        .2            13             --            --             .6            10
Exercised...............      (1.9)            4           (2.3)            4           (2.2)            4
Forfeited/Expired.......        --            --            (.3)            4            (.3)            5
Adjustment for Special
 Dividend...............        --            --             .9             4             --            --
                              ----                         ----                         ----
Balance, at end of year.       8.3             4           10.0             4           11.7             4
                              ====                         ====                         ====
Options exercisable at
 year-end...............       7.6                          8.5                          8.1

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at January 3, 1997:

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ------------------------------------------------- --------------------------------
                              SHARES      WEIGHTED AVERAGE                      SHARES
                            OUTSTANDING      REMAINING     WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
                                AT          CONTRACTUAL        EXERCISE           AT            EXERCISE
RANGE OF EXERCISE PRICES  JANUARY 3, 1997       LIFE            PRICE       JANUARY 3, 1997      PRICE
------------------------  --------------- ---------------- ---------------- --------------- ----------------
          1-3                   5.3               9              $ 2              5.3             $ 2
          4-6                   1.6               2                6              1.6               6
          7-9                   1.2              11                8               .7               8
         10-12                   --              --               --               --              --
         12-15                   .2              14               13               --              --
                                ---                                               ---
                                8.3                                               7.6
                                ===                                               ===

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Deferred stock incentive plan shares granted in 1990 and prior years generally vest in annual installments commencing one year after the date of grant and continuing for 10 years. Employees also could elect to forfeit one-fourth of their deferred stock incentive plan award in exchange for accelerated vesting over a 10-year period. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1996, 1995 and 1994, 13,000, 158,000 and 159,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was $1 million in 1995 and 1994, respectively, and was not material in 1996. The weighted average fair value per share granted during each year was $11.81 in 1996, $8.49 in 1995 and $8.21 in 1994.

  In 1993, 3,537,000 restricted stock plan shares under the Comprehensive plan were issued to officers and key executives to be distributed over the next three to 10 years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. In 1996, 2,511,000 shares of additional restricted shares were granted to certain key employees under terms and conditions similar to the 1993 grants. Approximately 161,000 and 500,000 shares were forfeited in 1996 and 1995, respectively. The Company recorded compensation expense of $11 million, $5 million and $6 million in 1996, 1995 and 1994, respectively, related to these awards. The weighted average fair value per share granted during each year was $14.01 in 1996. There were no restricted stock shares granted in 1995 and 1994.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

11. PROFIT SHARING AND POSTEMPLOYMENT BENEFIT PLANS

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors. The Company contributions were not material in 1994 through 1996. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Such amounts were not material in 1994 through 1996.

12. ACQUISITIONS AND DISPOSITIONS

  In 1996, the Company acquired six full-service hotels totaling approximately 1,964 rooms for an aggregate purchase price of approximately $189 million. In addition, the Company acquired controlling interests in 17 full-

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES service hotels totaling approximately 8,917 rooms for an aggregate purchase price of approximately $1.1 billion, including the assumption of approximately $696 million of debt. The Company also purchased the first mortgage of the 504-room New York Marriott Financial Center for approximately $101 million.

  In 1995, the Company acquired nine full-service hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million. In 1994, the Company acquired 15 full-service hotels (approximately 6,000 rooms) in several transactions for approximately $440 million. The Company also provided 100% financing totaling approximately $35 million to an affiliated partnership, in which the Company owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms). Additionally, the Company acquired a controlling interest in one 662-room, full-service hotel through an equity investment of $16 million and debt financing of $36 million (the debt was subsequently sold in 1995). The Company accounts for all of these properties as owned hotels for accounting purposes.

  During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold and leased back from the REIT for approximately $330 million. The Company received net proceeds from the two transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions will be amortized over the initial term of the leases.

  In the first and second quarters of 1996, the Company completed the sale and leaseback of 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million. The Company received net proceeds of approximately $314 million and will receive approximately $35 million upon expiration of the leases. A deferred gain of $45 million on the sale/leaseback transactions will be amortized over the initial term of the leases.

  In the third quarter of 1994, the Company completed the sale of 26 of its Fairfield Inns to an unrelated third party. The net proceeds from the sale of such hotels were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds was payable in the form of a note from the purchaser, and, accordingly, the gain on the sale of these hotels has been deferred. During 1994, the Company sold its 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value.

  The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above transactions and the refinancings and new debt activity discussed in Note 5 occurred on December 31, 1994, are as follows (in millions, except per share amounts):

                                                                     1996  1995
                                                                     ----  ----
      Revenue....................................................... $928  $800
      Loss from continuing operations...............................   (3)  (75)
      Loss per common share from continuing operations.............. (.02) (.47)

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of certain financial assets and liabilities and other financial instruments are shown below.

                                          JANUARY 3, 1997   DECEMBER 29, 1995
                                          ----------------- -------------------
                                          CARRYING   FAIR    CARRYING   FAIR
                                           AMOUNT   VALUE     AMOUNT    VALUE
                                          --------- ------- ---------- --------
                                                     (IN MILLIONS)
      Financial assets
        Receivables from affiliates......  $   156  $   174  $    170  $    177
        Notes receivable.................      141      155        40        49
        Other............................       13       13         7         7
      Financial liabilities
        Debt, net of capital leases......    2,636    2,654     2,167     2,175
      Other financial instruments
        Interest rate swap agreements....       --        1        --         6
        Affiliate debt service commit-
         ments...........................       --       --        --        --

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

  The Company is contingently liable under various guarantees of obligations of certain affiliates (affiliate debt service commitments) with a maximum commitment of $117 million at January 3, 1997 and $173 million at December 29, 1995. A fair value is assigned to commitments with expected future fundings. The fair value of the commitments represents the net expected future payments discounted at risk-adjusted rates. Such payments are accrued on an undiscounted basis.

  The fair value of interest rate swap agreements is based on the estimated amount the Company would pay or receive to terminate the swap agreements. The aggregate notional amount of the agreements was $525 million at January 3, 1997 and $545 million at December 29, 1995.

14. MARRIOTT INTERNATIONAL DISTRIBUTION AND RELATIONSHIP WITH MARRIOTT INTERNATIONAL

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

  The Company and Marriott International have entered into various agreements in connection with the Marriott International Distribution and thereafter which provide, among other things, that (i) certain of the Company's lodging properties are managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to an additional 16 to 30 years (see Note 15);
(ii) seven of the Company's full-service properties are operated under franchise

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES agreements with Marriott International with terms of 15 to 30 years; (iii) the Company leased its owned senior living communities to Marriott International prior to their disposal (see Note 12); (iv) Marriott International guarantees the Company's performance in connection with certain loans and other obligations ($126 million at January 3, 1997); (v) the Company can borrow up to $225 million for certain permitted uses under the MI Line of Credit (see
Note 5); (vi) the Company borrowed and repaid $109 million of first mortgage financing for construction of the Philadelphia Marriott Hotel (see Note 5);
(vii) Marriott International provided the Company with $70 million of mortgage financing in 1995 for the acquisition of three full-service properties by the Company at an average interest rate of 8.5% (Marriott International subsequently sold one of the loans in November 1996); (viii) Marriott International and the Company formed a joint venture and Marriott International provided the Company with $29 million in debt financing at an average interest rate of 12.7% and $28 million in preferred equity in 1996 for the acquisition of two full-service properties in Mexico City, Mexico; (ix) in 1995, the Company also acquired a full-service property from a partnership in which Marriott International owned a 50% interest; and (x) Marriott International provides certain limited administrative services.

  In 1996, 1995 and 1994, the Company paid to Marriott International $101 million, $67 million and $41 million, respectively, in lodging management fees; $18 million, $21 million and $23 million, respectively, in interest and commitment fees under the lines of credit with Marriott International, the Philadelphia Marriott Hotel mortgage and mortgages for three additional full-service properties; $4 million, $12 million and $11 million, respectively, for limited administrative services; and earned $14 million under the senior living community leases during 1994. The Company also paid Marriott International $2 million and $1 million, respectively, of franchise fees in 1996 and 1995.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

15. MANAGEMENT AGREEMENTS

  Most of the Company's hotels are subject to management agreements (the "Agreements") which provide for Marriott International to manage most of the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to one to four percent of sales and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No Agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other Agreement and a single Agreement may be cancelled under certain conditions, although such cancellation will not trigger the cancellation of any other Agreement.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  The Company has entered into franchise agreements with Marriott International for seven hotels. Pursuant to these franchise agreements, the Company generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years. Franchise fees paid to Marriott International for 1996 and 1995 were $2 million and $1 million, respectively. Franchise fees were not material in 1994.

  The Company has entered into management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton") to manage four of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to four percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

  At January 3, 1997 and December 29, 1995, $76 million and $65 million, respectively, have been advanced to the hotel managers for working capital and are included in "Due From Hotel Managers" in the accompanying balance sheet.


16. LITIGATION

  The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

17. HOTEL OPERATIONS

  As discussed in Note 1, hotel revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Accordingly, the following table presents the details of the Company's house profit for 1996, 1995 and 1994.

                                                           1996    1995   1994
                                                          ------  ------  -----
                                                             (IN MILLIONS)
   Sales
     Rooms............................................... $1,302  $  908  $ 663
     Food and Beverage...................................    515     363    250
     Other...............................................    125      81     56
                                                          ------  ------  -----
       Total Hotel Sales.................................  1,942   1,352    969
                                                          ------  ------  -----
   Department Costs
     Rooms...............................................    313     226    168
     Food and Beverage...................................    406     284    195
     Other...............................................     63      43     29
                                                          ------  ------  -----
       Total Department Costs............................    782     553    392
                                                          ------  ------  -----
   Department Profit.....................................  1,160     799    577
   Other Deductions......................................   (443)   (325)  (239)
                                                          ------  ------  -----
   House Profit.......................................... $  717  $  474  $ 338
                                                          ======  ======  =====

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  1996
                            ------------------------------------------------------------
                              FIRST       SECOND       THIRD       FOURTH       FISCAL
                             QUARTER      QUARTER     QUARTER      QUARTER       YEAR
                            ---------    ---------   ---------    ---------    ---------
                             (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Revenues..................   $     130    $     167   $     167    $     268    $     732
Operating profit before
 minority interest, corpo-
 rate expenses and inter-
 est......................          38           62          49           84          233
Income (loss) from contin-
 uing operations..........         (12)           7          (2)          (6)         (13)
Net income (loss).........         (12)           7          (2)          (6)         (13)
Income (loss) per common
 share:
  Income (loss) from con-
   tinuing operations.....        (.07)         .03        (.01)        (.03)        (.07)
  Net income (loss).......        (.07)         .03        (.01)        (.03)        (.07)

                                                  1995
                            --------------------------------------------------------------
                              FIRST       SECOND        THIRD       FOURTH       FISCAL
                             QUARTER      QUARTER      QUARTER      QUARTER       YEAR
                            ---------    ---------    ---------    ---------    ----------
                             (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Revenues..................   $     100    $     109    $     110    $     165   $      484
Operating profit (loss)
 before minority interest,
 corporate expenses and
 interest.................          35           45           38           (4)         114
Loss from continuing oper-
 ations...................          (8)          (1)          (4)         (49)         (62)
Net loss..................         (14)         (30)          (5)         (94)        (143)
Loss per common share:
  Loss from continuing op-
   erations...............        (.05)        (.01)        (.02)        (.31)        (.39)
  Net loss................        (.09)        (.19)        (.03)        (.59)        (.90)

  The first three quarters consist of 12 weeks each, and the fourth quarter includes 16 weeks in 1995 and 17 weeks in 1996.

  Second quarter 1996 results include a $4 million charge to write down an undeveloped land parcel to its net realizable value based on expected sales value (included in "Net gains (losses) on property transactions"). Results for 1996 reflect a change in estimated depreciable life and salvage value for certain hotel properties which resulted in additional depreciation expense of $3 million in the second quarter and $6 million in each of the third and fourth quarters.

  Second quarter 1995 results include a $10 million pre-tax charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their net realizable values (see Note 3). Fourth quarter 1995 results include a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value (see Note 3). The fourth quarter 1995 net loss includes a pre-tax charge of $47 million for the adoption of SFAS No. 121 (see Note 2) and a pre-tax $15 million restructuring charge, both of which were related to HM Services and have been included in discontinued operations in the accompanying 1995 statement of operations. Second and fourth quarter 1995 results include extraordinary after-tax losses of $17 million and $3 million, respectively, on the extinguishment of debt (see Note 5).

  The sum of the income (loss) per common share for the four quarters in 1996 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information called for by Items 10-13 is incorporated by reference from the Host Marriott Corporation 1997 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

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

      Financial Schedules:

                                                            PAGE
                                                         ----------
             Condensed Financial Information of
        I.   Registrant................................  S-1 to S-6
        III. Real Estate and Accumulated Depreciation..  S-7 to S-8

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (3) EXHIBITS

   EXHIBIT
     NO.                                 DESCRIPTION
 -----------                             -----------
   2.(i)     Memorandum of Understanding between Marriott Corporation and
             Certain Bondholders dated as of March 10, 1993 (incorporated by reference from Current Report on Form 8-K dated March 17, 1993).
   2.(ii)    Stipulation and Agreement of Compromise and Settlement
             (incorporated by reference from Registration Statement No. 33-
             62444).
   3.1(i)    Restated Certificate of Incorporation of Marriott Corporation
             (incorporated by reference to Current Report on Form 8-K dated
             October 23, 1993).
   3.1(ii)   Certificate of Correction filed to correct a certain error in the
             Restated Certificate of Incorporation of Host Marriott Corporation
             filed in the Office of the Secretary of State of Delaware on
             August 11, 1992, filed in the Office of the Secretary of State of
             Delaware on October 11, 1994 (incorporated by reference to
             Registration Statement No. 33-54545).
   3.2       Amended Marriott Corporation Bylaws (incorporated by reference to
             Current Report on Form 8-K dated October 23, 1993).
   4.1(i)    Third Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of December 1, 1986
             (incorporated by reference from Current Report on Form 8-K dated
             December 10, 1986).
   4.1(ii)   Fourth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of May 1, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             May 7, 1987).
   4.1(iii)  Fifth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of June 12, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             June 18, 1987).
   4.1(iv)   Sixth Supplemental Indenture between Marriott Corporation and The
             First National Bank of Chicago dated as of October 23, 1987
             (incorporated by reference from Current Report on Form 8-K dated
             October 30, 1987).
   4.1(v)    Twelfth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of July 11, 1991
             (incorporated by reference from Current Report on Form 8-K dated
             July 19, 1991).
   4.1(vi)   Thirteenth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of April 22, 1992
             (incorporated by reference from Current Report on Form 8-K dated
             April 29, 1992).
   4.1(vii)  Fourteenth Supplemental Indenture between Marriott Corporation and
             The First National Bank of Chicago dated as of April 28, 1992
             (incorporated by reference from Current Report on Form 8-K dated
             May 5, 1992).
   4.1(viii) Fifteenth Supplemental Indenture between Marriott Corporation and
             Bank One, Columbus, NA. dated as of October 8, 1993 ((incorporated by reference from Current Report on Form 8-K dated October 23,
             1993).
   4.2(i)    Rights Agreement between Marriott Corporation and the Bank of New
             York as Rights Agent dated February 3, 1989 (incorporated by reference to Registration Statement No. 33-62444).
   4.2(ii)   First Amendment to Rights Agreement between Marriott Corporation and Bank of New York as Rights Agent dated as of October 8, 1993
             (incorporated by reference to Registration Statement No. 33-
             51707).

  EXHIBIT
    NO.                                 DESCRIPTION
 ---------                              -----------
   4.3     Indenture by and among HMC Acquisition Properties, Inc., as Issuer,
           HMC SFO, Inc., as Subsidiary Guarantors, and Marine Midland Bank, as
           Trustee (incorporated by reference to Registration Statement No.
           333-00768).
   4.4     Indenture by and among HMH Properties Inc., as Issuer, HMH Courtyard
           Properties, Inc., HMC Retirement Properties, Inc., Marriott
           Financial Services, Inc., Marriott SBM Two Corporation, HMH Pentagon
           Corporation and Host Airport Hotels, Inc., as Subsidiary Guarantors,
           and Marine Midland Bank, as Trustee (incorporated by reference to
           Registration Statement No. 33-95058).
   4.5(i)  Warrant Agreement dated as of October 14, 1994 by and between Host
           Marriott Corporation and First Chicago Trust Company of New York as
           Warrant Agent (incorporated by reference to Registration Statement
           No. 33-80801).
   4.5(ii) First Supplemental Warrant Agreement dated December 22, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation
           and First Chicago Trust Company as Warrant Agent (incorporated by reference to Registration Statement No. 33-80801).
  10.1     Marriott Corporation Executive Deferred Compensation Plan dated as of December 6, 1990 (incorporated by reference from Exhibit 19(i) of the Annual Report on Form 10-K for the fiscal year ended December
           28, 1991).
  10.2     Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan
           effective as of October 8, 1993 (incorporated by reference from
           Current Report on Form 8-K dated October 23, 1993).
  10.3     Distribution Agreement dated as of September 15, 1993 between
           Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
           1993).
  10.4     Amendment No. 1 to the Distribution Agreement dated September 15,
           1993 by and among Host Marriott Corporation, Host Marriott Services
           Corporation and Marriott International (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
  10.5     Distribution Agreement dated December 22, 1995 by and between Host
           Marriott Corporation and Host Marriott Services Corporation
           (incorporated by reference from Current Report on Form 8-K dated
           January 16, 1996).
  10.6     Tax Sharing Agreement dated as of October 5, 1993 by and between
           Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
           1993).
  10.7     Assignment and License Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
           (incorporated by reference from Current Report on Form 8-K dated
           October 23, 1993).
  10.8     Amendment No. 1 to the Assignment and License Agreement dated as of
           October 8, 1993 by and between Marriott International, Inc. and Host
           Marriott Corporation (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
  10.9     Transitional Corporate Services Agreement dated December 28, 1995 by and between Host Marriott Corporation and Host Marriott Services
           Corporation (incorporated by reference from Current Report on Form
           8-K dated January 16, 1996).
  10.10    Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
           (incorporated by reference from Current Report on Form 8-K dated
           October 23, 1993).
  10.11    Noncompetition Agreement dated as of October 8, 1993 by and between
           Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
           1993).

   EXHIBIT
     NO.                                 DESCRIPTION
 -----------                             -----------
  10.12      Amendment No. 1 to the Noncompetition Agreement dated October 8,
             1993 by and between Host Marriott Corporation and Marriott
             International, Inc. (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
 #10.13      Host Marriott Lodging Management Agreement-Marriott Hotels,
             Resorts and Hotels dated September 25, 1993 by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Registration Statement No. 33-
             51707).
 #10.14(ii)  Host Marriott Lodging Management Agreement-Courtyard Hotels dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
 #10.14(iii) Host Marriott Lodging Management Agreement-Residence Inns dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
  10.15(i)   Consolidation Letter Agreement pertaining to Courtyard Hotels dated September 25, 1993 between a subsidiary of Marriott
             International, Inc. and a subsidiary of the Company (incorporated by reference to Registration Statement No. 33-51707).
  10.16(ii)  Consolidation Letter Agreement pertaining to Residence Inns dated
             September 25, 1993 between a subsidiary of Marriott International,
             Inc. and a subsidiary of the Company (incorporated by reference to
             Registration Statement No. 33-51707).
  10.17      Employee Benefits and Other Employment Matters Allocation
             Agreement dated as of December 29, 1995 by and between Host
             Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form 8-K dated
             January 16, 1996).
  10.18      Tax Sharing Agreement dated as of December 29, 1995 by and between
             Host Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form 8-K dated
             January 16, 1996).
  10.19      Marriott/Host Marriott Employees' Profit Sharing Retirement and
             Savings Plan and Trust (incorporated by reference from
             Registration Statement No. 33-62444).
  10.20      Working Capital Agreement by and between Host Marriott Corporation and Marriott International, Inc. dated as of September 25, 1993
             (incorporated by reference from Registration Statement No. 33-
             62444).
  10.21      Sale-Purchase Agreement dated as of November 2, 1995 between The
             Port Authority of New York and New Jersey, as Seller, and Host
             Marriott Corporation as Purchaser (incorporated by reference from
             Current Report on Form 8-K dated January 8, 1996).
  10.22      Purchase Agreement dated June 2, 1995 by and between MRI Business
             Properties Fund, Ltd. II, as Seller, and HMH Rivers, Inc., as
             Purchaser (incorporated by reference from Current Report on Form
             8-K dated July 3, 1995).
  10.23      Purchase Agreement dated October 31, 1995 by and between 1028796
             Ontario Limited and Marriott Corporation of Canada Ltd. as
             Sellers, and HMC Toronto EC, Inc. as Purchaser (incorporated by reference from Current Report on Form 8-K dated November 20,
             1995).
  10.24      Purchase and Sale Agreement dated as of June 7, 1995 between
             Potomac Hotel Limited Partnership, as Seller, and Host Marriott
             Corporation, as Purchaser (incorporated by reference from Current
             Report on Form 8-K dated September 6, 1995).
  10.25      $225,000,000 Revolving Line and Guarantee Reimbursement Agreement
             dated as of June 26, 1995 among Host Marriott Corporation as
             Borrower, Marriott International, Inc. as Lender, and certain
             Subsidiaries of Host Marriott Corporation as Guarantors
             (incorporated by reference from Current Report on Form 8-K dated
             July 17, 1995).

 EXHIBIT
   NO.                      DESCRIPTION
 -------                    -----------
  11     Statement re: Computation of Per Share Earnings.
  21     Subsidiaries of Host Marriott Corporation.

--------
 # Agreement filed is illustrative of numerous other agreements to which the Company is a party.

  (b) REPORTS ON FORM 8-K

    . November 21, 1996--Report of the announcement that the Company commenced an offer to purchase 45% of the limited partnership units of Marriott Hotel Properties Limited Partnership.

    . December 6, 1996--Report of the announcement that the Company completed the sale of $550 million of 6.75% Convertible Preferred Securities through the Host Marriott Financial Trust, a wholly-owned subsidiary of the Company.

    . January 14, 1997--Report to identify certain transactions which have occurred subsequent to the close of the Company's third quarter, as well as other events that have occurred throughout fiscal years 1995 and 1996, the effects of which may be relevant to investors.

    . January 16, 1997--Report of the announcement that the Company has named Christopher G. Townsend as General Counsel replacing Stephen J. McKenna, who will remain with the Company in an of counsel position.

    . February 3, 1997--Report of the announcement that the Company reported a preliminary 1996 Earnings Before Interest Expense, Taxes, Depreciation and Amortization and other non-cash items ("EBITDA") of approximately $442 million, a 42% increase over its 1995 full year results of $311 million.

    . March 6, 1997--Report of the announcement that the company reported its comprehensive results of operations for 1996.

    . March 18, 1997--Report of the announcement that the Company and Marriott International have reached an agreement in principle for the Company to acquire all of the outstanding common stock of Forum Group, Inc., from a subsidiary of Marriott International.

  (d) OTHER INFORMATION

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BETHESDA, STATE OF MARYLAND, ON MARCH 25, 1997.

                                          Host Marriott Corporation

                                          By    /s/ Robert E. Parsons, Jr.
                                             ----------------------------------
                                                  Robert E. Parsons, Jr.
                                                 Executive Vice President
                                                and Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURES                        TITLE                    DATE

     /s/ Terence C. Golden         President, Chief             March 25, 1997
-------------------------------
       Terence C. Golden           Executive Officer
                                   (Principal Executive
                                   Officer) and Director

  /s/ Robert E. Parsons, Jr.       Executive Vice               March 25, 1997
-------------------------------
    Robert E. Parsons, Jr.         President and Chief
                                   Financial Officer
                                   (Principal Financial
                                   Officer)

     /s/ Donald D. Olinger         Senior Vice President        March 25, 1997
-------------------------------
       Donald D. Olinger           and Corporate
                                   Controller (Principal
                                   Accounting Officer)

    /s/ Richard E. Marriott        Chairman of the Board        March 25, 1997
-------------------------------
      Richard E. Marriott          of Directors

     /s/ R. Theodore Ammon         Director                     March 25, 1997
-------------------------------
       R. Theodore Ammon

     /s/ Robert M. Baylis          Director                     March 25, 1997
-------------------------------
       Robert M. Baylis

    /s/ J.W. Marriott, Jr.         Director                     March 25, 1997
-------------------------------
      J.W. Marriott, Jr.

    /s/ Ann Dore McLaughlin        Director                     March 25, 1997
-------------------------------
      Ann Dore McLaughlin

   /s/ Harry L. Vincent, Jr.       Director                     March 25, 1997
-------------------------------
     Harry L. Vincent, Jr.

                                                                      SCHEDULE 1
                                                                     PAGE 1 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                        JANUARY 3, DECEMBER 29,
                                                           1997        1995
                        ASSETS                          ---------- ------------
                                                             (IN MILLIONS)
Property and Equipment, net............................   $2,332      $1,427
Investments in Affiliates..............................       11          26
Notes Receivable, net..................................      157          65
Due from Hotel Managers................................       54          38
Investment in and Advances to Restricted Subsidiaries..      611         598
Other Assets...........................................      181         130
Cash and Cash Equivalents..............................      563          78
                                                          ------      ------
    Total Assets.......................................   $3,909      $2,362
                                                          ======      ======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Debt...................................................   $1,565      $1,094
Accounts Payable and Accrued Expenses..................       62          40
Deferred Income Taxes..................................      377         423
Other Liabilities......................................      228         130
                                                          ------      ------
    Total Liabilities..................................    2,232       1,687
                                                          ------      ------
Company-obligated Mandatorily Redeemable Convertible
 Preferred Securities of a Subsidiary Trust Holding
 Company Substantially All of Whose Assets are the
 Convertible Subordinated Debentures Due 2026
 ("Convertible Preferred Securities")..................      550         --
                                                          ------      ------
Shareholders' Equity
  Common Stock.........................................      202         160
  Additional Paid-in Capital...........................      926         499
  Retained Earnings....................................       (1)         16
                                                          ------      ------
                                                           1,127         675
                                                          ------      ------
    Total Liabilities and Shareholders' Equity.........   $3,909      $2,362
                                                          ======      ======

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                                             1996   1995   1994
                                                             -----  -----  ----
                                                              (IN MILLIONS)
Revenues...................................................  $ 413  $ 229  $163
Operating costs and expenses...............................    324    233   122
                                                             -----  -----  ----
Operating profit (loss) before minority interest, corporate
 expenses and interest.....................................     89     (4)   41
Minority interest..........................................     (6)    (2)   (1)
Corporate expenses.........................................    (28)   (23)  (19)
Interest expense...........................................   (135)  (105)  (86)
Dividends on Convertible Preferred Securities of subsidiary
 trust.....................................................     (3)   --    --
Interest income............................................     21     11    12
                                                             -----  -----  ----
Loss before income taxes and equity in earnings of
 Restricted Subsidiaries...................................    (62)  (123)  (53)
Equity in earnings of Restricted Subsidiaries..............     54     28    27
Benefit (provision) for income taxes.......................     (5)    13     7
                                                             -----  -----  ----
Loss from continuing operations............................    (13)   (82)  (19)
Loss from discontinued operations, net-of-tax..............    --     (61)   (6)
                                                             -----  -----  ----
  Net income...............................................  $ (13) $(143) $(25)
                                                             =====  =====  ====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

  FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                                           1996   1995   1994
                                                           -----  -----  -----
                                                             (IN MILLIONS)
Cash from (used in) operations............................ $  74  $ (25) $  34
                                                           -----  -----  -----
Investing Activities
  Net proceeds from sale of assets........................    23     18     45
  Capital expenditures....................................   (66)   (88)  (133)
  Acquisitions............................................  (423)   (61)  (417)
  Dividends from Restricted Subsidiaries..................    29     36    --
  Other...................................................    30     50     99
                                                           -----  -----  -----
    Cash used in investing activities.....................  (407)   (45)  (406)
                                                           -----  -----  -----
Financing Activities
  Issuances of debt.......................................    48    175    211
  Issuances of Convertible Preferred Securities, net......   533    --     --
  Issuances of common stock...............................   454     13    238
  Repayments of debt......................................  (253)  (245)   (91)
  Transfers from Marriott International and Restricted
  Subsidiaries, net.......................................     8    163      4
  Other...................................................    28    --     --
                                                           -----  -----  -----
    Cash from financing activities........................   818    106    362
                                                           -----  -----  -----
Increase (decrease) in cash and cash equivalents.......... $ 485  $  36  $ (10)
                                                           =====  =====  =====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information.

                                                                     SCHEDULE 1
                                                                    PAGE 4 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A) The accompanying condensed financial information of Host Marriott Corporation (the "Parent Company") presents the financial position, results of operations and cash flows of the Parent Company with the investment in, and operations of, consolidated subsidiaries with restricted net assets on the equity method of accounting.

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

      In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Parent Company, issued $350 million of 9% senior notes (the "Acquisitions Notes") at par value with a final maturity of December 2007. The Acquisitions Notes are guaranteed by Acquisitions' subsidiaries.

      The indentures governing the Properties Notes and the Acquisitions Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries and enter into certain mergers and consolidations. The net assets of Properties and Acquisitions at January 3, 1997 were approximately $410 million and $216 million, respectively, substantially all of which were restricted.

      Properties and Acquisitions are restricted subsidiaries of the Parent Company (the "Restricted Subsidiaries") and are accounted for under the equity method of accounting on the accompanying condensed financial information of the Parent Company.

  B) On October 8, 1993 (the "Marriott International Distribution Date"), the Parent Company distributed, through a special tax-free dividend (the "Marriott International Distribution") to holders of its common stock (on a share-for-share basis) all outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, Inc. ("Marriott International"). Under the terms of an exchange offer (the "Exchange Offer"), which the Parent Company completed in connection with the Marriott International Distribution, the Parent Company secured certain notes (the "Old Series I Notes") with a principal balance of $87 million equally and ratably with senior notes (the "Hospitality Notes") issued in the Exchange Offer by Host Marriott Hospitality, Inc. ("Hospitality"), an indirect wholly-owned subsidiary of the Parent Company. The Old Series I Notes were repaid upon its maturity in May 1995. Investment in and advances to Restricted Subsidiaries include $87 million at December 30, 1994, which were pushed down to Hospitality prior to its repayment.

      Interest expense includes $4 million in 1995 and $8 million in 1994 related to the pushed-down debt discussed above.

  C) Properties paid $9 million and $36 million in 1996 and 1995, respectively, and Acquisitions paid $20 million in 1996 in cash dividends to the Parent Company as permitted under the indenture agreements. There were no cash dividends paid to the Parent Company in 1994.

                                                                     SCHEDULE 1
                                                                    PAGE 5 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  D) Aggregate debt maturities at January 3, 1997, excluding $10 million in capital lease obligations, are (in millions):

      1997............................................................... $   48
      1998...............................................................    314
      1999...............................................................     18
      2000...............................................................     44
      2001...............................................................    292
      Thereafter.........................................................    839
                                                                          ------
                                                                          $1,555
                                                                          ======

  E) In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Parent Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer and, pursuant to various agreements entered into in connection with the transaction, are fully, irrevocably and unconditionally guaranteed by the Parent Company. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Parent Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which are its sole asset.

      Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Parent Company common stock at the rate of
      2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Parent Company common stock). The Debentures are convertible at the option of the holders into shares of Parent Company common stock at a conversion rate of 2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Securities. During 1996, no shares were converted into common stock.

      Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities will correspond to the interest rate and interest and other payment dates on the Debentures. The Parent Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, the Parent Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures.

      Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Parent Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a

                                                                     SCHEDULE 1
                                                                    PAGE 6 OF 6

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           NOTES TO CONSOLIDATED FINANCIAL INFORMATION--(CONTINUED)

      default, the Debentures shall be subject to mandatory redemption, from which the proceeds will be applied to redeem Convertible Preferred Securities and Common Securities, together with accrued and unpaid distributions.

  F) The accompanying statements of income reflect the equity in earnings of Restricted Subsidiaries, including Hospitality, after elimination of interest expense (see Note B) and before income taxes. The Restricted Subsidiaries are included in the consolidated income tax returns of Host Marriott Corporation.

  G) As more fully described in Note 2 to the Company's consolidated financial statements, the Company completed a special dividend to shareholders on December 29, 1995 of its operating group (the "Operating Group") which comprised its food, beverage and merchandise concessions business. The accompanying condensed financial information has been restated to reflect the Operating Group as discontinued operations for the fiscal years ended December 29, 1995 and December 30, 1994.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                JANUARY 3, 1997
                                 (IN MILLIONS)

                                                                    GROSS AMOUNT AT
                             INITIAL COSTS                          JANUARY 3, 1997
                           ----------------- SUBSEQUENT  ASSET  ------------------------                 DATE OF
                                BUILDINGS &     COSTS    WRITE-      BUILDINGS &         ACCUMULATED  COMPLETION OF   DATE
    DESCRIPTION      DEBT  LAND IMPROVEMENTS CAPITALIZED  DOWN  LAND IMPROVEMENTS TOTAL  DEPRECIATION CONSTRUCTION  ACQUIRED
    -----------     ------ ---- ------------ ----------- ------ ---- ------------ ------ ------------ ------------- --------
Full-service
Hotels:
 New York Marriott
 Marquis Hotel,
 New York, NY...... $  318 $ --    $  552       $ 29      $--   $ --    $  581    $  581    $(109)          1986        N/A
 San Francisco
 Moscone Center,
 San Francisco,
 CA................    230   --       278          7       --     --       285       285      (33)          1989        N/A
 San Diego
 Marriott Hotel
 and Marina, San
 Diego, CA.........    203   --       202          3       --     --       205       205       (6)            --       1996
 Other full-
 service
 properties, each
 less than 5% of
 total.............    778  288     2,112        308       --    292     2,416     2,708     (278)       various    various
                    ------ ----    ------       ----      ---   ----    ------    ------    -----
   Total full-
   service.........  1,529  288     3,144        347       --    292     3,487     3,779     (426)
Other properties,
each less than 5%
of total...........    --    72         6          3       (4)    57        20        77      (20)       various        N/A
                    ------ ----    ------       ----      ---   ----    ------    ------    -----
   Total........... $1,529 $360    $3,150       $350      $(4)  $349    $3,507    $3,856    $(446)
                    ====== ====    ======       ====      ===   ====    ======    ======    =====
                    DEPRECIATION
    DESCRIPTION         LIFE
    -----------     ------------
Full-service
Hotels:
 New York Marriott
 Marquis Hotel,
 New York, NY......        40
 San Francisco
 Moscone Center,
 San Francisco,
 CA................        40
 San Diego
 Marriott Hotel
 and Marina, San
 Diego, CA.........        40
 Other full-
 service
 properties, each
 less than 5% of
 total.............        40
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

                                                                   SCHEDULE III
                                                                    PAGE 2 OF 2

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                JANUARY 3, 1997
                                 (IN MILLIONS)

NOTES:

  (A) The change in total cost of properties for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $2,681
       Additions:
         Acquisitions...................................................    502
         Capital expenditures...........................................     40
       Deductions:
         Dispositions and other.........................................   (436)
                                                                         ------
     Balance at December 30, 1994.......................................  2,787
       Additions:
         Acquisitions...................................................    356
         Capital expenditures...........................................     25
         Transfers from construction in progress........................    185
       Deductions:
         Dispositions and other.........................................   (367)
                                                                         ------
     Balance at December 29, 1995.......................................  2,986
       Additions:
         Acquisitions...................................................  1,087
         Capital expenditures...........................................     77
         Transfers from construction-in-progress........................     28
       Deductions:
         Dispositions and other.........................................   (322)
                                                                         ------
     Balance at January 3, 1997......................................... $3,856
                                                                         ======

  (B) The change in accumulated depreciation and amortization for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:

     Balance at December 31, 1993....................................... $  301
       Depreciation and amortization....................................     59
       Dispositions and other...........................................    (27)
                                                                         ------
     Balance at December 30, 1994.......................................    333
       Depreciation and amortization....................................     65
       Dispositions and other...........................................    (24)
                                                                         ------
     Balance at December 29, 1995.......................................    374
       Depreciation and amortization....................................     96
       Dispositions and other...........................................    (24)
                                                                         ------
     Balance at January 3, 1997......................................... $  446
                                                                         ======

  (C) The aggregate cost of properties for Federal income tax purposes is approximately $3,445 million at January 3, 1997.

  (D) The total cost of properties excludes construction-in-progress properties.