Form 10-Q
period 1997-03-28
HOST MARRIOTT CORP/MD
filed 1997-05-05
CIK 314733

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




        For the Quarter Ended March 28, 1997 Commission File No. 1-5664


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


        Delaware                                            53-0085950
------------------------                               ----------------------
State of Incorporation)                                (I.R.S. Employer
                                                       Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X     No



                                                          Shares outstanding
        Class                                              at April 25, 1997
-------------------                                       ------------------
Common Stock, $1.00                                           202,928,000
par value per share                                       ------------------

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                Page No.
                                                                --------

Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                  4
            March 28, 1997 and January 3, 1997

          Condensed Consolidated Statements of Operations -        5
            Twelve Weeks Ended March 28, 1997 and
            March 22, 1996

          Condensed Consolidated Statements of Cash Flows -        6
            Twelve Weeks Ended March 28, 1997 and
            March 22, 1996

          Notes to Condensed Consolidated Financial Statements     7

          Management's Discussion and Analysis of Results of      10
            Operations and Financial Condition


Part II. OTHER INFORMATION AND SIGNATURE                          13

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                          March 28,       January 3,
                                                                                            1997            1997
                                                                                         -----------     -----------
                                                                                         (unaudited)
                                     ASSETS
                                     ------

Property and Equipment, net............................................................   $  4,214       $  3,805
Notes and Other Receivables (including amounts due from
  affiliates of $149 million and $156 million, respectively)...........................        187            297
Due from Hotel Managers................................................................        109             89
Investments in Affiliates..............................................................         10             11
Other Assets...........................................................................        251            246
Cash and Cash Equivalents..............................................................        530            704
                                                                                          --------       --------
                                                                                          $  5,301       $  5,152
                                                                                          ========       ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Debt
  Senior notes issued by the company or its subsidiaries...............................   $  1,021       $  1,021
  Mortgage debt........................................................................      1,614          1,529
  Other................................................................................         96             97
                                                                                          --------       --------
                                                                                             2,731          2,647
Accounts Payable and Accrued Expenses..................................................         79             74
Deferred Income Taxes..................................................................        479            464
Other Liabilities......................................................................        321            290
                                                                                          --------       --------
     Total Liabilities                                                                       3,610          3,475
                                                                                          --------       --------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Holding Company, Substantially
  all of Whose Assets are the Convertible Subordinated Debentures
  due 2026 ("Convertible Preferred Securities")........................................        550            550
                                                                                          --------       --------

Shareholders' Equity
  Common Stock, 300 million shares authorized; 202.6 million shares and 202.0 million shares issued and outstanding,
    respectively.......................................................................        203            202
  Additional Paid-in Capital...........................................................        928            926
  Retained Earnings....................................................................         10             (1)
                                                                                          --------       --------
     Total Shareholders' Equity                                                              1,141          1,127
                                                                                          --------       --------
                                                                                          $  5,301       $  5,152
                                                                                          ========       ========



            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended March 28, 1997 and March 22, 1996
            (unaudited, in millions, except per common share amounts)


                                                                                           1997           1996
                                                                                         ---------      ---------

REVENUES
    Hotels.............................................................................  $     248      $     126
    Net gains on property transactions.................................................          1              1
    Equity in earnings of affiliates...................................................          1              1
    Other .............................................................................          2              2
                                                                                         ---------      ---------
      Total revenues...................................................................        252            130
                                                                                         ---------      ---------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $42 million and $17 million in 1997 and 1996, respectively)......................        151             83
    Other .............................................................................         10              9
                                                                                         ---------      ---------
      Total operating costs and expenses...............................................        161             92
                                                                                         ---------      ---------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST......................................................         91             38
Minority interest......................................................................        (11)            (1)
Corporate expenses.....................................................................         (9)            (9)
Interest expense.......................................................................        (63)           (48)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (9)            --
Interest income........................................................................         12              6
                                                                                         ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...................................................................         11            (14)
Benefit (provision) for income taxes...................................................         (5)             2
                                                                                         ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................................................          6            (12)
Extraordinary item - Gain on extinguishment of debt
  (net of income taxes of $3 million)..................................................          5             --
                                                                                         ---------      ---------

NET INCOME (LOSS)......................................................................  $      11      $     (12)
                                                                                         =========      =========

INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item................................................  $     .03      $    (.07)
Extraordinary item - Gain on extinguishment of debt (net of income taxes)..............        .02             --
                                                                                         ---------      ---------
NET INCOME (LOSS)......................................................................  $     .05      $    (.07)
                                                                                         =========      =========









            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve weeks ended March 28, 1997 and March 22, 1996
                            (unaudited, in millions)


                                                                                            1997            1996
                                                                                         ---------       ---------

OPERATING ACTIVITIES
Income (loss) from continuing operations...............................................  $       6       $     (12)
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization......................................................         51              34
    Income taxes.......................................................................          1              (2)
    Equity in earnings of affiliates...................................................         (1)             (1)
    Changes in operating accounts......................................................          8              14
    Other..............................................................................         25              10
                                                                                         ---------       ---------

    Cash from continuing operations....................................................         90              43
    Cash used in discontinued operations...............................................          -              (3)
                                                                                         ---------       ---------
    Cash from operations...............................................................         90              40
                                                                                         ---------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................          3              90
    Less noncash proceeds..............................................................          -              (9)
                                                                                         ---------       ---------
Cash received from sales of assets ....................................................          3              81
Acquisitions...........................................................................       (115)           (165)
Capital expenditures:
    Renewals and replacements..........................................................        (35)            (18)
    Lodging construction funded by project financing...................................          -              (1)
    Other..............................................................................         (7)            (12)
Note receivable collections............................................................          1               3
Affiliate collections (advances), net..................................................          4               5
Other .................................................................................         14             (25)
                                                                                         ---------       ---------
    Cash used in investing activities..................................................       (135)           (132)
                                                                                         ---------       ---------

FINANCING ACTIVITIES
Issuances of debt......................................................................         90              50
Issuances of common stock..............................................................          2               4
Scheduled principal repayments.........................................................         (4)            (12)
Debt prepayments ......................................................................       (222)             --
Other .................................................................................          5              17
                                                                                         ---------       ---------
    Cash from (used in) financing activities...........................................       (129)             59
                                                                                         ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS..................................................  $    (174)      $     (33)
                                                                                         =========       =========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of
      certain hotel properties.........................................................  $     231       $     206
                                                                                         =========       =========





            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1997.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 28, 1997 and January 3, 1997, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions businesses at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). Cash used in discontinued operations through the first quarter of 1996 represents the 1996 payment of expenses related to the Special Dividend accrued during 1995.

3. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions, and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground and equipment rent, insurance and management fees and certain other costs, which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                                               Twelve Weeks Ended
                                                                                              ---------------------
                                                                                              March 28,   March 22,
                                                                                                 1997       1996
                                                                                              ---------   ---------
                                                                                                  (in millions)

     Sales
         Rooms............................................................................   $    408    $    247
         Food & Beverage..................................................................        171          98
         Other............................................................................         41          25
                                                                                             --------    --------
           Total Hotel Sales..............................................................        620         370
                                                                                             --------    --------
      Department Costs
         Rooms............................................................................         92          62
         Food & Beverage..................................................................        127          79
         Other............................................................................         21          13
                                                                                             --------    --------
           Total Department Costs.........................................................        240         154
                                                                                             --------    --------
      Department Profit...................................................................        380         216
      Other Deductions....................................................................        132          90
                                                                                             --------    --------
           House Profit...................................................................   $    248    $    126
                                                                                             ========    ========

4. Net income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares as they were not material or were antidilutive for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively. The weighted average shares were 202.3 million and 161.4 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively.

5. As of March 28, 1997, the Company had minority interests in 25 affiliates that own an aggregate of 251 properties, 31 of which are full-service properties, managed by Marriott International, Inc. The Company's equity in earnings of affiliates was $1 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively.

     Combined summarized operating results reported by affiliates follows:

                                                                                              Twelve Weeks Ended
                                                                                             ---------------------
                                                                                             March 28,   March 22,
                                                                                               1997        1996
                                                                                             ---------   ---------
                                                                                                (in millions)

      Revenues.............................................................................  $    141     $    176
      Operating expenses:
         Cash charges (including interest).................................................        94          110
         Depreciation and other non-cash charges...........................................        50           59
                                                                                             --------     --------
      Income (loss) before extraordinary item..............................................        (3)           7
      Extraordinary item - forgiveness of debt.............................................        18           --
                                                                                             --------     --------
         Net income........................................................................  $     15     $      7
                                                                                             ========     ========


     On January 15, 1997, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including $231 million in assumed mortgage debt. MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort.

     During the second quarter of 1997, the Company acquired a controlling interest in the Hanover Marriott Limited Partnership ("Hanover LP") for $42 million, including $27 million in assumed mortgage debt. Hanover LP, an affiliated partnership of the Company, owns the 353-room Hanover Marriott Hotel near Morristown, New Jersey.

6. In the first quarter of 1997, the Company acquired the 306-room Ritz-Carlton, Marina del Rey, for $57 million and a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma, for $18 million, which has been converted to the Marriott brand. In addition, the Company completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

7. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. The Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

8. In March 1997, the Company obtained $90 million in first mortgage financing secured by the Philadelphia Marriott Hotel. The mortgage bears interest at a fixed rate of 8.49% and matures in April 2009.

9. In March 1997, the Company signed a letter of intent to acquire 29 premier senior living communities from Marriott International for $433 million. The Company has developed a plan to add over one thousand expansion units to these properties by January 1999 for an additional $107 million. This transaction is expected to close in the second quarter of 1997.

10. The Company is required to adopt SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Earnings (loss) per share determined based on the method in SFAS No. 128 for the twelve weeks ended March 28, 1997 and March 22, 1996 did not have a material impact. Therefore, pro forma results for SFAS No. 128 have not been presented.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward-looking Statements
--------------------------

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward- looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
---------------------

Revenues. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $122 million, or 94%, to $252 million for the first quarter of 1997 from $130 million for the first quarter of 1996. The Company's revenue and operating profit were impacted by:

 .    improved lodging results for comparable full-service hotel properties;

 .    the  addition  of 23  full-service  hotel  properties  during 1996 and five full-service properties during the first quarter of 1997; and

 .    the 1996 sale and leaseback of 16 of the Company's Courtyard properties and
     18 of the Company's Residence Inns.

Hotel revenues increased $122 million, or 97%, to $248 million in the first quarter of 1997 as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") and the addition of 28 full-service properties acquired in 1996 and through the first quarter of 1997.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $250 million, or 68%, to $620 million in the first quarter of 1997, reflecting the REVPAR increases for comparable units and the addition of full-service properties in 1996 and 1997. Improved results for the Company's full-service hotels were driven by an increase in REVPAR for comparable units of 19% to $103.54 for the 1997 first quarter. On a comparable basis for the Company's full-service properties, average room rates increased 13%, while average occupancy increased over four percentage points. The Company's 1997 first quarter results were substantially impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year-end and the milder winter weather in 1997. Excluding the impact of the timing of the New Year's holiday, comparable REVPAR increased by nearly 12%. Results were further enhanced by a four percentage point increase in the house profit margin for comparable properties.

The Company's leased  limited-service  properties continued to perform well. The
Company's moderate- price Courtyard properties reported a REVPAR increase of almost 13%. The increase in REVPAR was primarily a result of a 9% increase in average room rates and a two percentage point increase in average occupancy. The Company's extended-stay Residence Inns reported an increase in REVPAR of 6%, due primarily to increases in average room rates of 10%, while average occupancy decreased three percentage points. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $69 million to $161 million in the first quarter of 1997 from $92 million in the first quarter of 1996, primarily representing increased hotel operating costs, including depreciation. Hotel operating costs increased $68 million to $151 million for the first quarter of 1997 primarily due to the addition of 28 full-service properties during 1996 and the first quarter of 1997 and increased management fees and rentals tied to improved property results, as well as the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 61% of revenues in the first quarter of 1997 from 66% of revenues in the first quarter of 1996 due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $53 million, or 139%, to $91 million for the first quarter of 1997. Hotel operating profit increased $54 million, or 126%, to $97 million, or 39% of hotel revenues, for the first quarter of 1997 from $43 million, or 34% of hotel revenues, for the first quarter of 1996. Across the board, the Company's hotels recorded substantial improvements in comparable operating results. In addition, several hotels, including the Marriott World Trade Center, the San Francisco Marriott, the San Diego Marriott Hotel and Marina, the Denver Marriott Tech Center, the Philadelphia Marriott, and the Toronto Marriott Eaton Centre posted particularly significant improvements in operating profit.

Corporate Expenses. Corporate expenses remained at $9 million for the 1997 first quarter. As a percentage of revenues, corporate expenses decreased to 4% of revenues in the first quarter of 1997 from 7% in the first quarter of 1996, reflecting the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

Interest Expense. Interest expense increased 31% to $63 million in the first quarter of 1997, primarily due to the additional debt of approximately $927 million incurred in connection with the 1996 and 1997 full-service hotel additions.

Dividends on Convertible Preferred Securities. The Dividends on Convertible Preferred Securities reflect the dividends accrued during the first twelve weeks of fiscal year 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

Interest Income. Interest income increased $6 million to $12 million for the first quarter of 1997, primarily reflecting the interest income on the proceeds generated by the December 1996 offering of Convertible Preferred Securities, which will be invested in the acquisition of full-service lodging properties and other compatible lodging-related investments, repayment of indebtedness and used for general corporate purposes.

Income (Loss) before Extraordinary Item. Income before extraordinary item for the first quarter of 1997 was $6 million, compared to a $12 million loss for the first quarter of 1996.

Extraordinary gain. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

Net Income (Loss). The Company's net income for the first quarter of 1997 was $11 million ($.05 per share), compared to a net loss of $12 million ($.07 per share) for the first quarter of 1996.

EBITDA
------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $79 million, or 105%, to $154 million in the 1997 first quarter. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because such data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

Hotel EBITDA increased $74 million, or 95%, to $152 million in the first quarter of 1997. Full-service hotel EBITDA increased $82 million, or 122%, to $149 million for the first quarter of 1997, reflecting comparable full-service hotel EBITDA growth of 30% on a 19% increase in REVPAR, as well as incremental EBITDA from 1996 and 1997 acquisitions.

The following is a reconciliation of EBITDA to the Company's income (loss) before extraordinary item:

                                                                                              Twelve Weeks Ended
                                                                                             --------------------
                                                                                             March 28,  March 22,
                                                                                               1997       1996
                                                                                             ---------  ---------

EBITDA....................................................................................   $    154   $     75
Interest expense..........................................................................        (63)       (48)
Dividends on Convertible Preferred Securities.............................................         (9)         -
Depreciation and amortization.............................................................        (51)       (34)
Income taxes..............................................................................         (5)         2
Loss on dispositions of assets and other non-cash
 charges, net.............................................................................        (20)        (7)
                                                                                             --------   ---------
   Income (loss) before extraordinary item................................................   $      6   $    (12)
                                                                                             ========   =========


For the first quarter, the Company's interest coverage, defined as EBITDA divided by cash interest expense, improved to 2.6 times from 1.6 times for the 1996 first quarter and 2.0 times for full year 1996.

Cash Flows and Financial Condition
----------------------------------

The Company reported a decrease in cash and cash equivalents of $174 million during the twelve weeks ended March 28, 1997. This decrease is primarily due to the $219 million prepayment of the bonds secured by the San Francisco Marriott Hotel and the acquisition of four full-service properties. This decrease is offset by the new mortgage financing obtained on the Philadelphia Marriott Hotel. Cash flow from continuing operations for the first quarter of 1997 increased $47 million, to $90 million due to improved lodging results.

Cash used in investing activities was $135 million for the first quarter of 1997, while cash used in investing activities was $132 million for the first quarter of 1996. Cash used in investing activities for the first quarter of 1997 includes capital expenditures of $42 million, primarily related to renewals and replacements on existing properties and $115 million for four full-service hotel acquisitions.

During the first quarter of 1997, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including $231 million in assumed mortgage debt. MHPLP, an affiliated partnership of the Company, owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort. The Company also acquired the 306-room Ritz-Carlton, Marina del Rey, for $57 million and a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma, which has been converted to the Marriott brand, for $18 million. In addition, the Company completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in the fourth quarter of 1996.

During the second quarter of 1997, the Company acquired a controlling interest in the Hanover Marriott Limited Partnership ("Hanover LP") for $42 million, including $27 million in assumed mortgage debt. Hanover LP, an affiliated partnership of the Company, owns the 353-room Hanover Marriott Hotel near Morristown, New Jersey.

Cash used in financing activities was $129 million for the first quarter of 1997, while cash from financing activities was $59 million for the first quarter of 1996. Cash used in financing activities for the first quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott Hotel, partially offset by the $90 million in mortgage financing obtained on the Philadelphia Marriott Hotel.


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

   None.


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibit:

      #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

b. Reports on Form 8-K:

 .    January  14,  1997 -- Report to identify  certain  transactions  which have occurred subsequent to the close of the Company's third quarter, as well as other events that have occurred throughout fiscal years 1995 and 1996, the effects of which may be relevant to investors.

 .    January 16, 1997 -- Report of the  announcement  that the Company has named
     Christopher G. Townsend as General Counsel replacing Stephen J. McKenna, who will remain with the Company in an of counsel position.

 .    February 3, 1997 -- Report of the  announcement  that the Company  reported preliminary 1996 Earnings Before Interest Expense, Taxes, Depreciation and Amortization and other non-cash items ("EBITDA") of approximately $442 million, a 42% increase over its 1995 full year results of $311 million.

 .    March 6, 1997 -- Report of the  announcement  that the Company reported its comprehensive results of operations for 1996.

 .    March 18, 1997 -- Report of the announcement  that the Company and Marriott
     International have reached an agreement in principle for the Company to acquire all of the outstanding common stock of Forum Group, Inc., from a subsidiary of Marriott International.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             HOST MARRIOTT CORPORATION


May 5, 1997                                  /s/ Donald D. Olinger
------------                                 -------------------------
  Date                                       Donald D. Olinger
                                             Senior Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)

                                                                  EXHIBIT 11

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                COMPUTATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                     (in millions, except per share amounts)


                                                                                                Twelve Weeks Ended
                                                                                               --------------------
                                                                                               March 28,   March 22,
                                                                                                  1997       1996
                                                                                               ---------   ---------

Net income (loss)............................................................................  $      11   $     (12)
                                                                                               =========   =========

Primary Earnings (Loss) Per Common Share
----------------------------------------

Shares:
    Weighted average number of common shares
      outstanding............................................................................      202.3       161.4
    Assuming distribution of common shares granted
      under comprehensive stock plan, less shares
      assumed purchased at average market *..................................................         --          --
    Assuming distribution of common shares issuable
      for warrants, less shares assumed purchased
      at average market *....................................................................         --          --
                                                                                               ---------   ---------
                                                                                                   202.3       161.4
                                                                                               =========   =========

Primary Earnings (Loss) Per Common Share.....................................................  $     .05   $   (.07)
                                                                                               =========   =========

Fully Diluted Earnings (Loss) Per Common Share
----------------------------------------------

Shares:
    Weighted average number of common shares
      outstanding............................................................................      202.3       161.4
    Assuming distribution of common shares granted
      under comprehensive stock plan, less shares
      assumed purchased at higher of average or
      ending market *........................................................................         --          --
    Assuming distribution of common shares issuable
      for warrants, less shares assumed purchased
      at higher of average or ending market *................................................         --          --
                                                                                               ---------   ---------
                                                                                                   202.3       161.4
                                                                                               =========   =========

Fully Diluted Earnings (Loss) Per Common Share...............................................  $     .05   $    (.07)
                                                                                               =========   =========

____________
* Common equivalent shares and other potentially dilutive securities were not material, or were antidilutive, for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively.