Form 10-Q
period 1997-06-20
HOST MARRIOTT CORP/MD
filed 1997-07-31
CIK 314733

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




For the Quarter Ended June 20, 1997                   Commission File No. 1-5664


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

                                                                   Yes X   No
                                                                       --    --


                                                              Shares outstanding
        Class                                                   at July 18, 1997
-------------------                                             ----------------
Common Stock, $1.00
par value per share                                                  203,317,000
                                                                     -----------

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------


Part I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                   3
                    June 20, 1997 and January 3, 1997

                  Condensed Consolidated Statements of Operations -         4
                    Twelve Weeks and Twenty-four Weeks Ended June 20,
                    1997 and June 14, 1996

                  Condensed Consolidated Statements of Cash Flows -         6
                    Twenty-four Weeks Ended June 20, 1997 and
                    June 14, 1996

                  Notes to Condensed Consolidated Financial Statements      7

                  Management's Discussion and Analysis of Results of       11
                    Operations and Financial Condition


Part II.          OTHER INFORMATION AND SIGNATURE                          17

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                          June 20,      January 3,
                                                                                            1997           1997
                                                                                         ----------     ----------
                                                                                        (unaudited)

                                                       ASSETS
                                                       ------

Property and Equipment, net............................................................  $    4,292     $    3,805
Notes and Other Receivables (including amounts due from
  affiliates of $149 million and $156 million, respectively)...........................         182            297
Due from Hotel Managers................................................................         105             89
Investments in Affiliates..............................................................          11             11
Other Assets...........................................................................         228            246
Cash and Cash Equivalents..............................................................         509            704
                                                                                         ----------     ----------
                                                                                         $    5,327     $    5,152
                                                                                         ==========     ==========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Debt
  Senior notes issued by the company or its subsidiaries...............................  $      985     $    1,021
  Mortgage debt........................................................................       1,634          1,529
  Other................................................................................          96             97
                                                                                         ----------     ----------
                                                                                              2,715          2,647
Accounts Payable and Accrued Expenses..................................................          51             74
Deferred Income Taxes..................................................................         496            464
Other Liabilities......................................................................         340            290
                                                                                         ----------     ----------
     Total Liabilities                                                                        3,602          3,475
                                                                                         ----------     ----------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Holding Company, Substantially
  All of Whose Assets are the Convertible Subordinated Debentures
  due 2026 ("Convertible Preferred Securities")........................................         550            550
                                                                                         ----------     ----------

Shareholders' Equity
  Common Stock, 300 million shares authorized; 202.9 million shares and 202.0 million shares issued and outstanding,
    respectively.......................................................................         203            202
  Additional Paid-in Capital...........................................................         936            926
  Retained Earnings (Deficit)..........................................................          36             (1)
                                                                                         ----------     ----------
     Total Shareholders' Equity                                                               1,175          1,127
                                                                                         ----------     ----------
                                                                                         $    5,327     $    5,152
                                                                                         ==========     ==========



            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 20, 1997 and June 14, 1996
            (unaudited, in millions, except per common share amounts)


                                                                                            1997           1996
                                                                                          --------       --------
REVENUES
    Hotels.............................................................................   $    264       $    165
    Net gains (losses) on property transactions........................................          1             (3)
    Equity in earnings of affiliates...................................................          2              1
    Other .............................................................................          3              4
                                                                                          ---------      --------
      Total revenues...................................................................        270            167
                                                                                          ---------      --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $36 million and $24 million in 1997 and 1996, respectively)......................        140             98
    Other .............................................................................          6              7
                                                                                          --------       --------
      Total operating costs and expenses...............................................        146            105
                                                                                          --------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST......................................................        124             62
Minority interest......................................................................        (13)            (1)
Corporate expenses.....................................................................         (9)            (8)
Interest expense.......................................................................        (59)           (51)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (8)            --
Interest income........................................................................         10             10
                                                                                          --------       --------

INCOME BEFORE INCOME TAXES.............................................................         45             12
Provision for income taxes.............................................................        (19)            (5)
                                                                                          --------       --------

NET INCOME.............................................................................   $     26       $      7
                                                                                          ========       ========

NET INCOME PER COMMON SHARE............................................................   $    .13       $    .03
                                                                                          ========       ========


















            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four weeks ended June 20, 1997 and June 14, 1996
            (unaudited, in millions, except per common share amounts)


                                                                                            1997           1996
                                                                                          --------       --------
REVENUES
    Hotels............................................................................    $    512       $    291
    Net gains (losses) on property transactions.......................................           2             (2)
    Equity in earnings of affiliates..................................................           3              2
    Other ............................................................................           5              6
                                                                                          --------       --------
      Total revenues..................................................................         522            297
                                                                                          --------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $78 million and $41 million in 1997 and 1996, respectively).....................         291            181
    Other ............................................................................          16             16
                                                                                          --------       --------
      Total operating costs and expenses..............................................         307            197
                                                                                          --------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST.....................................................         215            100
Minority interest.....................................................................         (24)            (2)
Corporate expenses....................................................................         (18)           (17)
Interest expense......................................................................        (122)           (99)
Dividends on Convertible Preferred Securities of a subsidiary trust...................         (17)            --
Interest income.......................................................................          22             16
                                                                                          --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM..............................................................          56             (2)
Provision for income taxes............................................................         (24)            (3)
                                                                                          --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............................................          32             (5)
Extraordinary item - gain on extinguishment of debt
   (net of income taxes of $3 million)................................................           5             --
                                                                                          --------       --------

NET INCOME (LOSS).....................................................................    $     37       $     (5)
                                                                                          ========       ========

INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item..............................................     $    .16       $   (.03)
Extraordinary item - gain on extinguishment of debt (net of income taxes)............          .02             --
                                                                                          --------       --------

NET INCOME (LOSS) PER COMMON SHARE...................................................     $    .18       $   (.03)
                                                                                          ========       ========









            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four weeks ended June 20, 1997 and June 14, 1996
                            (unaudited, in millions)


                                                                                            1997            1996
                                                                                          --------        --------
OPERATING ACTIVITIES
Income (loss) before extraordinary items...............................................   $     32        $     (5)
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization......................................................        102              67
    Income taxes.......................................................................          -               6
    Equity in (earnings) losses of affiliates..........................................         (3)             (2)
    Changes in operating accounts......................................................         24               4
    Other..............................................................................         38              24
                                                                                          --------        --------

    Cash from continuing operations....................................................        193              94
    Cash used in discontinued operations...............................................          -              (4)
                                                                                          --------        --------
    Cash from operations...............................................................        193              90
                                                                                          --------        --------
INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................          6             350
    Less noncash proceeds..............................................................          -             (33)
                                                                                          --------        --------
Cash received from sales of assets ....................................................          6             317
Acquisitions...........................................................................       (156)           (255)
Capital expenditures:
    Renewals and replacements..........................................................        (60)            (42)
    Other..............................................................................        (18)            (35)
Note receivable collections............................................................          4               3
Affiliate collections, net.............................................................         10               8
Other .................................................................................         14             (42)
                                                                                          --------        --------
    Cash used in investing activities..................................................       (200)            (46)
                                                                                          --------        --------

FINANCING ACTIVITIES
Issuances of debt......................................................................         84              38
Issuances of common stock..............................................................          3             404
Scheduled principal repayments.........................................................        (44)            (16)
Debt prepayments ......................................................................       (236)            (33)
Other .................................................................................          5              28
                                                                                          --------        --------
    Cash from (used in) financing activities...........................................       (188)            421
                                                                                          --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................   $   (195)       $    465
                                                                                          ========        ========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of
      certain hotel properties.........................................................   $    258        $    235
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 20, 1997 and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996 and cash flows for the twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions businesses at airports, on tollroads and at stadiums, arenas and other attractions (the "Operating Group"). Cash used in discontinued operations through the first half of 1996 represents the 1996 payment of expenses related to the Special Dividend accrued during 1995.

3. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions, and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation, real and personal property taxes, ground and equipment rent, insurance, lease payments and management fees and certain other costs, which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                       Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                     ----------------------   -----------------------
                                                                      June 20,    June 14,     June 20,     June 14,
                                                                        1997        1996         1997         1996
                                                                     ----------  ----------   ----------   ----------
                                                                                     (in millions)
     Sales
         Rooms....................................................   $      423  $      283   $      831   $      530
         Food & Beverage..........................................          175         111          346          209
         Other....................................................           39          27           80           52
                                                                     ----------  ----------   ----------   ----------
           Total Hotel Sales......................................          637         421        1,257          791
                                                                     ----------  ----------   ----------   ----------
      Department Costs
         Rooms....................................................           95          66          187          128
         Food & Beverage..........................................          128          83          255          162
         Other....................................................           19          15           40           28
                                                                     ----------  ----------   ----------   ----------
           Total Department Costs.................................          242         164          482          318
                                                                     ----------  ----------   ----------   ----------
      Department Profit...........................................          395         257          775          473
      Other Deductions............................................          131          92          263          182
                                                                     ----------  ----------   ----------   ----------
           House Profit...........................................   $      264  $      165   $      512   $      291
                                                                     =========== ==========   ==========   ==========

4. Net income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares as they were not material or were antidilutive for the twelve and twenty-four weeks ended June 20, 1997 and the twenty-four weeks ended June 14, 1996. The weighted average shares were
     202.8 million and 201.9 million for the twelve weeks ended June 20, 1997 and June 14, 1996, respectively, and 202.6 million and 177.3 million for the twenty-four weeks then ended, respectively.

5. As of June 20, 1997, the Company had minority interests in 24 affiliates that own an aggregate of 250 properties, 30 of which are full-service properties, managed by Marriott International, Inc. The Company's equity in earnings of affiliates was $2 million and $1 million for the twelve weeks ended June 20, 1997 and June 14, 1996, respectively and $3 million and $2 million for the twenty-four weeks then ended, respectively.

     Combined summarized operating results reported by affiliates follows:

                                                                       Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                     ----------------------   -----------------------
                                                                      June 20,    June 14,     June 20,     June 14,
                                                                        1997        1996         1997         1996
                                                                     ----------  ----------   ----------   ----------
                                                                                     (in millions)

     Sales
      Revenues....................................................   $      162  $      195   $      303   $      371
      Operating expenses:
         Cash charges (including interest)........................          (91)       (113)        (185)        (223)
         Depreciation and other non-cash charges..................          (45)        (57)         (95)        (116)
                                                                     ----------   ---------   ----------   ----------
      Income before extraordinary items...........................           26          25           23           32
      Extraordinary items.........................................           (6)         --           12           --
                                                                     ----------  ----------   ----------   ----------
         Net income...............................................   $       20  $       25   $       35   $       32
                                                                     ==========  ==========   ==========   ==========

     On January 15, 1997, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including $231 million in assumed mortgage debt. MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort.

     On April 3, 1997, the Company acquired a controlling interest in the Hanover Marriott Limited Partnership ("Hanover LP") for $42 million, including $27 million in assumed mortgage debt. Hanover LP, an affiliated partnership of the Company, owns the 353-room Hanover Marriott Hotel near Morristown, New Jersey.

6. During the first quarter of 1997, the Company acquired the 306-room Ritz-Carlton, Marina del Rey, for $57 million and a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma, for $18 million, which has been converted to the Marriott brand. In addition, the Company completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

     During the second quarter of 1997, the Company acquired a controlling interest in the 404-room Norfolk Waterside Marriott for $33 million.

     During the third quarter of 1997, the Company acquired a controlling interest in a newly-formed partnership that owns the 380-room Hartford Marriott Farmington Hotel near Hartford, Connecticut for $26 million, including $22 million in assumed mortgage debt.

7. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. The Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes.

8. In March 1997, the Company obtained $90 million in first mortgage financing secured by the Philadelphia Marriott Hotel. The mortgage bears interest at a fixed rate of 8.49% and matures in April 2009.

9. On June 21, 1997, the Company acquired the outstanding common stock of Forum Group, Inc. (the "Forum Group") from Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. ("Marriott International"). The Company purchased the Forum Group portfolio of 29 premier senior living communities for approximately $460 million, including approximately $270 million in debt ($60 million of which was provided by Marriott International). In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million ($19 million of which was completed as of closing) through an expansion plan which will be completed by January 1999. The properties will continue to be managed by Marriott International.

10. On June 19, 1997, HMC Capital Resources Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, entered into a revolving line of credit agreement ("Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. On June 19, 2000, any outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7% or the prime rate plus 0.7% at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit is originally secured by six hotel properties, with a carrying value of approximately $450 million at June 20, 1997, contributed to Capital Resources and is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International.

11. During the third quarter of 1997, HMH Properties, Inc. ("Properties") and HMC Acquisition Properties, Inc. ("Acquisitions"), indirect, wholly-owned subsidiaries of the Company, completed consent solicitations (the "Consent Solicitations") with holders of their senior notes to amend certain provisions of their senior notes indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold required to permit Properties to make distributions to affiliates.

     Concurrent with the Consent Solicitations and the Merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes (the "New Senior
     Notes") at par with a maturity of July 2007. Properties received net proceeds of approximately $570 million, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of Properties' subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of Properties.

12. The Company is required to adopt SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. Early adoption of SFAS No. 128 is not permitted, although pro forma disclosure is encouraged, if material. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Earnings (loss) per share determined based on the method in SFAS No. 128 for the twelve weeks and twenty-four weeks ended June 20, 1997 and June 14, 1996 did not have a material impact on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

     The Company is also required to adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1998. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

REVENUES. Revenues primarily represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $103 million, or 62%, to $270 million for the second quarter of 1997 from $167 million for the second quarter of 1996. Year-to-date revenues rose $225 million, or 76%, to $522 million. The Company's revenue and operating profit were impacted by:

-    improved lodging results for comparable full-service hotel properties;

- the addition of 23 full-service hotel properties during 1996 and seven full-service properties during the first half of 1997; and

- the 1996 sale and leaseback of 16 of the Company's Courtyard properties and 18 of the Company's Residence Inns.

Hotel revenues increased $99 million, or 60%, to $264 million in the second quarter of 1997 and $221 million, or 76%, to $512 million for year-to-date 1997, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") and results reflected the impact of the addition of 30 full-service properties acquired in 1996 and through the second quarter of 1997.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $216 million, or 51%, to $637 million in the second quarter of 1997 and $466 million, or 59%, to nearly $1.3 billion year-to-date, reflecting the REVPAR increases for comparable units and the addition of 30 full-service properties in 1996 and 1997. Improved results for the Company's full-service hotels were driven by an increase in REVPAR for comparable units of 14% to $110.53 for the 1997 second quarter and 16% to $107.01 year-to-date. On a comparable basis for the Company's full-service properties, average room rates increased 11% for the 1997 second quarter and 12% year-to-date, while average occupancy increased over two percentage points for the 1997 second quarter and almost three percentage points year-to-date. The Company's year-to-date 1997 results were positively impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year-end and the milder winter weather in 1997. Results were further enhanced by a two and three percentage point increase in

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


the house profit margin for comparable properties for the 1997 second quarter and year-to-date, respectively, because the Company's hotels are obtaining better operating leverage as a result of increases in room rates.

The Company's leased  limited-service  properties continued to perform well. The
Company's moderate- price Courtyard properties reported a REVPAR increase of over 9% for the 1997 second quarter and almost 11% year-to-date. The increase in REVPAR was primarily a result of a 9% increase in average room rates and a slight increase in average occupancy for the 1997 second quarter. On a year-to-date basis, average room rates increased 9% and average occupancy increased over one percentage point. The Company's extended-stay Residence Inns reported an increase in REVPAR of 9% and nearly 8% for the 1997 second quarter and year-to-date, respectively, due primarily to increases in average room rates of 12% and 11% for the 1997 second quarter and year-to-date, respectively, while average occupancy decreased over two percentage points for the 1997 second quarter and almost three percentage points year-to-date. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

OPERATING COSTS AND EXPENSES. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $41 million to $146 million in the second quarter of 1997 from $105 million in the second quarter of 1996, primarily representing increased hotel operating costs, including depreciation. Year-to-date operating costs and expenses increased $110 million to $307 million. Hotel operating costs increased $42 million to $140 million for the second quarter of 1997 and $110 million to $291 million year-to-date, primarily due to the addition of 30 full-service properties during 1996 and through the second quarter of 1997 and increased management fees and rentals tied to improved property results, as well as the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 53% and 57% of revenues in the second quarter of 1997 and year-to-date 1997, respectively, from 59% and 62% of revenues in the second quarter of 1996 and year-to-date 1996, respectively, due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $62 million, or 100%, to $124 million for the second quarter of 1997 and $115 million, or 115%, to $215 million year-to-date. Hotel operating profit increased $57 million, or 85%, to $124 million, or 47% of hotel revenues, for the second quarter of 1997 from $67 million, or 41% of hotel revenues, for the second quarter of 1996. Year-to-date hotel operating profit increased $111 million, or 101%, to $221 million, or 43% of hotel revenues, for 1997 compared to $110 million, or 38% of hotel revenues, for 1996. In nearly all markets, the Company's hotels recorded improvements in comparable operating results. In particular, the Company's hotels on the east and west coasts benefitted from the upscale full-service room supply and demand imbalance. Hotels in New York City, Philadelphia and Washington, D.C. performed particularly well, along with properties in San Francisco/Silicon Valley and in Southern California. The Company's suburban Atlanta properties generally reported decreased results due to higher activity in 1996 related to the Summer Olympics.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CORPORATE EXPENSES. Corporate expenses increased $1 million for the 1997 second quarter and year-to-date, respectively, to $9 million for the 1997 second quarter and $18 million year-to-date. As a percentage of revenues, corporate expenses decreased to 3% of revenues in the second quarter of 1997 and year-to-date from 5% in the second quarter of 1996 and 6% year-to-date. This reflects the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

INTEREST EXPENSE. Interest expense increased 16% to $59 million in the second quarter of 1997 and 23% to $122 million year-to-date, primarily due to additional debt of approximately $950 million incurred in connection with the 1996 and 1997 full-service hotel additions.

DIVIDENDS ON CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST. The Dividends on Convertible Preferred Securities reflect the dividends accrued during the first half of fiscal year 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

INTEREST INCOME. Interest income remained at $10 million for the second quarter of 1997. On a year-to-date basis, interest income increased $6 million to $22 million, primarily reflecting the interest income on the proceeds generated by the December 1996 offering of Convertible Preferred Securities, which were subsequently invested in the acquisition of full-service lodging properties and the repayment of indebtedness.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the second quarter of 1997 was $26 million, compared to $7 million for the second quarter of 1996. The 1997 year-to-date income before extraordinary items was $32 million compared to a $5 million loss for 1996 year-to-date.

EXTRAORDINARY GAIN. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes.

NET INCOME (LOSS). The Company's net income for the second quarter of 1997 was $26 million ($.13 per share), compared to $7 million ($.03 per share) for the second quarter of 1996. Net income for year-to-date 1997 was $37 million ($.18 per share) compared to a $5 million ($.03 per share) net loss for year-to-date 1996.

EBITDA and COMPARATIVE FFO
--------------------------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $67 million, or 63%, to $174 million in the 1997 second quarter and $146 million, or 80%, to $328 million year-to-date. Hotel EBITDA increased $71 million, or 68%, to $175 million in the second quarter of 1997 and $145 million, or 80%, to $327 million year-to-date. Full-service hotel EBITDA increased $71 million, or 72%, to $170 million for the second quarter of 1997 and $153 million, or 92%, to $319 million year-to-date, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1996 and 1997 acquisitions. On a comparable basis, full-service hotel EBITDA increased 18% and 23%, respectively, on a REVPAR increase of 14% and 16%, respectively, for the 1997 second quarter and year-to-date.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of EBITDA to the Company's income (loss) before extraordinary item:

                                                                       Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                     ----------------------   -----------------------
                                                                      June 20,    June 14,     June 20,     June 14,
                                                                        1997        1996         1997         1996
                                                                     ----------  ----------   ----------   ----------
                                                                                     (in millions)

EBITDA............................................................   $      174  $      107   $      328   $      182
Interest expense..................................................          (59)        (51)        (122)         (99)
Dividends on Convertible Preferred Securities.....................           (8)         --          (17)          --
Depreciation and amortization.....................................          (51)        (33)        (102)         (67)
Income taxes......................................................          (19)         (5)         (24)          (3)
Loss on dispositions of assets and other non-cash
 charges, net.....................................................          (11)        (11)         (31)         (18)
                                                                     ----------  ----------   ----------   ----------
    Income (loss) before extraordinary item.......................   $       26  $        7   $       32   $       (5)
                                                                     ==========  ==========   ==========   ==========

The Company's interest coverage, defined as EBITDA divided by cash interest expense, improved to 3.1 times for the 1997 second quarter from 2.2 times for the 1996 second quarter and 2.8 times for year-to-date 1997 compared to 1.9 times for year-to-date 1996.

The Company reported Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) to help the investment community to better understand the financial performance of the Company. The Company has begun disclosing Comparative FFO this quarter in order to better serve its shareholders and analysts, many of whom find this information useful to compare the Company's performance to Real Estate Investment Trusts ("REITs"). Comparative FFO increased $39 million, or 85%, to $85 million in the second quarter of 1997 and $75 million, or 107%, to $145 million year-to-date. The following is a reconciliation of the Company's income (loss) before extraordinary item to Comparative FFO:

                                                              Twelve Weeks Ended             Twenty-four Weeks Ended
                                                       ----------------------------        ---------------------------
                                                         June 20,          June 14,        June 20,          June 14,
                                                           1997              1996            1997              1996
                                                       -----------      -----------      ----------        -----------
Income (loss) before extraordinary item.............   $       26       $         7      $       32        $       (5)
Depreciation and amortization.......................           50                33             101                67
Other real estate activities........................           (1)                4               2                 5
Partnership adjustments.............................            2                 1               -                 2
Deferred taxes......................................            8                 1              10                 1
                                                       ----------       -----------      ----------        ----------

    Comparative Funds From Operations...............   $       85       $        46      $      145        $       70
                                                       ==========       ===========      ==========        ==========

The Company considers EBITDA and Comparative FFO to be indicative measures of the Company's operating performance due to the significance of the Company's long-lived assets and because such data is considered useful by the investment community to better understand the Company's results, and can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation.

CASH FLOWS AND FINANCIAL CONDITION
----------------------------------

The Company reported a decrease in cash and cash equivalents of $195 million during the twenty-four weeks ended June 20, 1997. This decrease is primarily due to the $219 million prepayment of the bonds secured by the San Francisco Marriott Hotel and the acquisition of seven full-service properties during the first half of 1997. This decrease is offset by the new mortgage financing obtained on the Philadelphia Marriott Hotel. In addition, cash flow from continuing operations through the second quarter of 1997 increased $99 million to $193 million due to improved lodging results.

Cash used in investing activities was $200 million through the second quarter of 1997, while cash used in investing activities was $46 million through the second quarter of 1996. Cash used in investing activities through the second quarter of 1997 includes capital expenditures of $78 million, primarily related to renewals and replacements on existing properties and $156 million for seven full-service hotel acquisitions.

During first quarter of 1997, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP") for approximately $268 million, including $231 million in assumed mortgage debt. MHPLP, an affiliated partnership of the Company, owns the 1,503-room Marriott Orlando World Center and a 50.5% controlling partnership interest in the 624-room Marriott Harbor Beach Resort. The Company also acquired the 306-room Ritz-Carlton, Marina del Rey, for $57 million and a controlling interest in the 197-room Waterford Hotel in Oklahoma City, Oklahoma, which has been converted to the Marriott brand, for $18 million. In addition, the Company completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in the fourth quarter of 1996.

During the second quarter of 1997, the Company acquired a controlling interest in the Hanover Marriott Limited Partnership ("Hanover LP") for $42 million, including $27 million in assumed mortgage debt. Hanover LP, an affiliated partnership of the Company, owns the 353-room Hanover Marriott Hotel near Morristown, New Jersey. The Company also acquired a controlling interest in the 404-room Norfolk Waterside Marriott for $33 million.

During the third quarter of 1997, the Company acquired a controlling interest in a newly-formed partnership that owns the 380-room Hartford Marriott Farmington Hotel near Hartford, Connecticut for $26 million, including $22 million in assumed mortgage debt.

On June 21, 1997, the Company acquired the outstanding common stock of Forum Group, Inc. (the "Forum Group") from Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. ("Marriott International"). The Company purchased the Forum Group portfolio of 29 premier senior living communities for approximately $460 million, including approximately $270 million in debt ($60 million of which was provided by Marriott International). In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million ($19 million of which was completed as of closing) through an expansion plan which will be completed by January 1999. The properties will continue to be managed by Marriott International.

Cash used in financing activities was $188 million through the second quarter of 1997, while cash from financing activities was $421 million through the second quarter of 1996. Cash used in financing activities through the second quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott Hotel, partially offset by the $90 million in mortgage financing obtained on the Philadelphia Marriott Hotel. Cash from financing activities for the first half of 1996 includes the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

On June 19, 1997, HMC Capital Resources Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, entered into a revolving line of credit agreement ("Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. On June 19, 2000, any outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7% or the prime rate plus 0.7% at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit is originally secured by six hotel properties, with a carrying value of approximately $450 million at June 20, 1997, contributed to Capital Resources and is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International.

During the third quarter of 1997, HMH Properties, Inc. ("Properties") and HMC Acquisition Properties, Inc. ("Acquisitions"), indirect, wholly-owned subsidiaries of the Company, completed consent solicitations (the "Consent Solicitations") with holders of their senior notes to amend certain provisions of their senior notes indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold required to permit Properties to make distributions to affiliates.

Concurrent with the Consent Solicitations and the Merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes (the "New Senior Notes") at par with a maturity of July 2007. Properties received net proceeds of approximately $570 million, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of Properties' subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of Properties.

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

     None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit:

     #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

b.   Reports on Form 8-K:

     - May 2, 1997 -- Report of the announcement that the Company reported its 1997 first quarter results.

     - May 16, 1997 -- Report of the announcement that the Company completed its tender offer for limited partnership units in Marriott Hotel Properties Limited Partnership ("MHP"). Financial statements of MHP and pro forma financial information reflecting the acquisition were included.

     - July 7, 1997 -- Report of the announcement that the Company completed the acquisition of the outstanding common stock of Forum Group, Inc., from a subsidiary of Marriott International.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  HOST MARRIOTT CORPORATION


July 31, 1997                                     /s/ Donald D. Olinger
-------------                                     -----------------------
     Date                                         Donald D. Olinger
                                                  Senior Vice President and
                                                  Corporate Controller
                                                  (Chief Accounting Officer)

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                COMPUTATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                     (in millions, except per share amounts)

                                                                       Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                     ----------------------   -----------------------
                                                                      June 20,    June 14,     June 20,     June 14,
                                                                        1997        1996         1997         1996
                                                                     ----------  ----------   ----------   ----------
                                                                                     (in millions)

Net income (loss).................................................   $       26  $        7   $       37   $       (5)
                                                                     ==========  ==========   ==========   ==========

Primary Earnings (Loss) Per Common Share

Shares:
Weighted average number of common shares outstanding..............        202.8       193.1        202.6        177.3
Assuming distribution of common shares granted under
  comprehensive stock plan, less shares assumed purchased
  at average market *.............................................           --         5.9           --           --
Assuming distribution of common shares issuable for warrants,
  less shares assumed purchased at average market *...............           --         2.8           --           --
                                                                     ----------  ----------   ----------   ----------
                                                                          202.8       201.8        202.6        177.3
                                                                     ==========  ==========   ==========   ==========

Primary Earnings (Loss) Per Common Share..........................   $      .13  $      .03   $      .18   $     (.03)
                                                                     ==========  ==========   ==========   ==========
Fully Diluted Earnings (Loss) Per Common Share

Shares:
Weighted average number of common shares outstanding..............        202.8       193.1        202.6        177.3
Assuming distribution of common shares granted under
  comprehensive stock plan, less shares assumed purchased
  at higher of average or ending market *.........................           --         6.0           --           --
Assuming distribution of common shares issuable for warrants, less shares assumed purchased at higher of average or
  ending market *.................................................           --         2.8           --           --
                                                                     ----------  ----------   ----------   ----------
                                                                          202.8       201.9        202.6        177.3
                                                                     ==========  ==========   ==========   ==========

Fully Diluted Earnings (Loss) Per Common Share....................   $      .13  $      .03   $      .18   $     (.03)
                                                                     ==========  ==========   ==========   ==========

____________

* Common equivalent shares and other potentially dilutive securities were not material, or were antidilutive, for the twelve and twenty-four weeks ended June 20, 1997 and the twenty-four weeks ended June 14, 1996.