Form 10-Q
period 1997-09-12
HOST MARRIOTT CORP/MD
filed 1997-10-23
CIK 314733

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




For the Quarter Ended September 12, 1997              Commission File No. 1-5664


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

                                                           Yes   X     No



                                                              Shares outstanding
        Class                                                at October 10, 1997
Common Stock, $1.00
par value per share                                                  203,700,000

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.


Part I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                   3
                    September 12, 1997 and January 3, 1997

                  Condensed Consolidated Statements of Operations -         4
                    Twelve Weeks and Thirty-six Weeks Ended
                    September 12, 1997 and September 6, 1996

                  Condensed Consolidated Statements of Cash Flows -         6
                    Thirty-six Weeks Ended September 12, 1997 and
                    September 6, 1996

                  Notes to Condensed Consolidated Financial Statements      7

                  Management's Discussion and Analysis of Results of       11
                    Operations and Financial Condition


Part II. OTHER INFORMATION AND SIGNATURE                                   18

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                                                        September 12,    January 3,
                                                                                            1997           1997
                                                                                         -----------     ---------
                                                                                         (unaudited)

                                                          ASSETS
                                                          ------

Property and Equipment, net............................................................   $  5,008       $  3,805
Notes and Other Receivables (including amounts due from
  affiliates of $25 million and $156 million, respectively)............................         57            297
Due from Hotel Managers................................................................        105             89
Investments in Affiliates..............................................................         11             11
Other Assets...........................................................................        270            246
Cash and Cash Equivalents..............................................................        911            704
                                                                                          --------       --------
                                                                                          $  6,362       $  5,152
                                                                                          ========       ========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Debt
  Senior notes issued by the company or its subsidiaries...............................   $  1,585       $  1,021
  Mortgage debt........................................................................      1,849          1,529
  Other................................................................................        200             97
                                                                                          --------       --------
                                                                                             3,634          2,647
Accounts Payable and Accrued Expenses..................................................         90             74
Deferred Income Taxes..................................................................        517            464
Other Liabilities......................................................................        382            290
                                                                                          --------       --------
     Total Liabilities                                                                       4,623          3,475
                                                                                          --------       --------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Holding Company, Substantially
  All of Whose Assets are the Convertible Subordinated Debentures
  due 2026 ("Convertible Preferred Securities")........................................        550            550
                                                                                          --------       --------

Shareholders' Equity
  Common Stock, 300 million shares authorized; 203.2 million shares and 202.0 million shares issued and outstanding,
    respectively.......................................................................        203            202
  Additional Paid-in Capital...........................................................        944            926
  Retained Earnings (Deficit)..........................................................         42             (1)
                                                                                          --------       --------
     Total Shareholders' Equity                                                              1,189          1,127
                                                                                          --------       --------
                                                                                          $  6,362       $  5,152
                                                                                          ========       ========



            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve weeks ended September 12, 1997 and September 6, 1996
            (unaudited, in millions, except per common share amounts)



                                                                                           1997            1996
                                                                                         ---------       --------
REVENUES
    Hotels.............................................................................  $     224       $    164
    Senior living communities..........................................................         16             --
    Net gains (losses) on property transactions........................................          1              1
    Other .............................................................................          5              2
                                                                                         ---------       --------
      Total revenues...................................................................        246            167
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $33 million and $22 million in 1997 and 1996, respectively)......................        142            110
    Senior living communities (including Marriott International
      management fees of $3 million in 1997)...........................................          9             --
    Other .............................................................................          6              8
                                                                                         ---------       --------
      Total operating costs and expenses...............................................        157            118
                                                                                         ---------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST......................................................         89             49
Minority interest......................................................................         --             --
Corporate expenses.....................................................................         (9)            (8)
Interest expense.......................................................................        (76)           (53)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (9)            --
Interest income........................................................................         15             13
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES.............................................................         10              1
Provision for income taxes.............................................................         (4)            (3)
                                                                                         ---------       --------

NET INCOME (LOSS)......................................................................  $       6       $     (2)
                                                                                         =========       ========

NET INCOME (LOSS) PER COMMON SHARE.....................................................  $     .03       $   (.01)
                                                                                         =========       ========















            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-six weeks ended September 12, 1997 and September 6, 1996
            (unaudited, in millions, except per common share amounts)



                                                                                           1997            1996
                                                                                         ---------       --------
REVENUES
    Hotels............................................................................   $     736       $    455
    Senior living communities.........................................................          16             --
    Net gains (losses) on property transactions.......................................           3             (1)
    Equity in earnings of affiliates..................................................           3              2
    Other ............................................................................          10              8
                                                                                         ---------       --------
      Total revenues..................................................................         768            464
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $111 million and $63 million in 1997 and 1996, respectively)....................         433            291
    Senior living communities (including Marriott International
      management fees of $3 million in 1997)..........................................           9             --
    Other ............................................................................          22             24
                                                                                         ---------       --------
      Total operating costs and expenses..............................................         464            315
                                                                                         ---------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST.....................................................         304            149
Minority interest.....................................................................         (24)            (2)
Corporate expenses....................................................................         (27)           (25)
Interest expense......................................................................        (198)          (152)
Dividends on Convertible Preferred Securities of a subsidiary trust...................         (26)            --
Interest income.......................................................................          37             29
                                                                                         ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM..............................................................          66             (1)
Provision for income taxes............................................................         (28)            (6)
                                                                                         ---------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............................................          38             (7)
Extraordinary item - gain on extinguishment of debt
   (net of income taxes of $3 million)................................................           5             --
                                                                                         ---------       --------

NET INCOME (LOSS).....................................................................   $      43       $     (7)
                                                                                         =========       ========

INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item..............................................    $     .19       $   (.04)
Extraordinary item - gain on extinguishment of debt (net of income taxes)............          .02             --
                                                                                         ---------       --------

NET INCOME (LOSS) PER COMMON SHARE...................................................    $     .21       $   (.04)
                                                                                         =========       ========






            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-six weeks ended September 12, 1997 and September 6, 1996
                            (unaudited, in millions)




                                                                                            1997            1996
                                                                                          --------       ---------
OPERATING ACTIVITIES
Income (loss) before extraordinary items...............................................   $     38       $      (7)
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization......................................................        158             108
    Income taxes.......................................................................         --             (36)
    Equity in (earnings) losses of affiliates..........................................         (3)             (2)
    Changes in operating accounts......................................................         78              19
    Other..............................................................................         42              30
                                                                                          --------       ---------

    Cash from continuing operations....................................................        313             112
    Cash used in discontinued operations...............................................         --              (4)
                                                                                          --------       ---------
    Cash from operations...............................................................        313             108
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................         35             362
    Less noncash proceeds..............................................................         --             (33)
                                                                                          --------       ---------
Cash received from sales of assets ....................................................         35             329
Acquisitions...........................................................................       (441)           (283)
Capital expenditures:
    Renewals and replacements..........................................................        (86)            (55)
    Other..............................................................................        (22)            (46)
Note receivable collections............................................................          5               7
Affiliate collections, net.............................................................         --               6
Other .................................................................................         12             (37)
                                                                                          --------       ---------
    Cash used in investing activities..................................................       (497)            (79)
                                                                                          --------       ---------

FINANCING ACTIVITIES
Issuances of debt......................................................................        682              37
Issuances of common stock..............................................................          4             407
Scheduled principal repayments.........................................................        (77)            (18)
Debt prepayments ......................................................................       (241)            (37)
Other .................................................................................         23              28
                                                                                          --------       ---------
    Cash from financing activities.....................................................        391             417
                                                                                          --------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS..................................................   $    207       $     446
                                                                                          ========       =========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of
      certain hotel properties.........................................................   $    585       $     449
                                                                                          ========       =========





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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 12, 1997 and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996 and cash flows for the thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

3. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions, and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel and senior living communities' operating results less property-level expenses excluding depreciation, real and personal property taxes, ground and equipment rent, insurance, lease payments and management fees and certain other costs, which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                 Twelve Weeks Ended            Thirty-six Weeks Ended
                                                             --------------------------     ---------------------------
                                                             September 12,  September 6,    September 12,   September 6,
                                                                 1997           1996            1997            1996
                                                              ---------      ---------       ---------       ---------
                                                                                 (in millions)
     Sales
       Rooms..............................................    $     415      $     309       $   1,246       $     839
       Food & Beverage....................................          154            107             500             316
       Other..............................................           40             29             120              81
                                                              ---------      ---------       ---------       ---------
          Total Hotel Sales...............................          609            445           1,866           1,236
                                                              ---------      ---------       ---------       ---------
     Department Costs
     Rooms................................................           98             74             285             202
     Food & Beverage......................................          126             90             381             252
     Other................................................           23             13              63              41
                                                              ---------      ---------       ---------       ---------
          Total Department Costs..........................          247            177             729             495
                                                              ---------      ---------       ---------       ---------
     Department Profit....................................          362            268           1,137             741
     Other Deductions.....................................          138            104             401             286
                                                              ---------      ---------       ---------       ---------
          House Profit....................................    $     224      $     164       $     736        $    455
                                                              =========      =========       =========       =========

House profit generated by the Company's senior living communities for 1997 consists of (in millions):

     Senior Living Communities Sales..................................  $     47
     Department Costs.................................................        31
                                                                        --------
         House Profit.................................................  $     16
                                                                        ========

4. Net income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares as they were not material or were antidilutive for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. The weighted average shares were 203.1 million and
     194.8 million for the twelve weeks ended September 12, 1997 and September 6, 1996, respectively, and 202.8 million and 183.1 million for the thirty-six weeks ended, respectively.

5. As of September 12, 1997, the Company had minority interests in 23 affiliates that own an aggregate of 244 properties, 24 of which are full-service properties, managed by Marriott International, Inc. The Company's equity in earnings of affiliates was $3 million and $2 million for the thirty-six weeks ended, respectively. For the twelve weeks ended September 12, 1997 and September 6, 1996, the Company's equity in earnings of affiliates was not significant.

     Combined summarized operating results reported by affiliates follows:

                                                                 Twelve Weeks Ended            Thirty-six Weeks Ended
                                                             --------------------------      ---------------------------
                                                             September 12,  September 6,     September 12,   September 6,
                                                                 1997           1996             1997            1996
                                                              ---------      ---------        ---------       ---------
                                                                                   (in millions)

     Revenues..............................................   $     144      $     170        $     447       $     541
     Operating expenses:
        Cash charges (including interest)..................         (93)          (112)            (278)           (335)
        Depreciation and other non-cash charges............         (45)           (55)            (140)           (171)
                                                              ---------      ---------        ---------       ---------
     Income before extraordinary items.....................           6              3               29              35
     Extraordinary items...................................          --             --               12              --
                                                              ---------      ---------        ---------       ---------
        Net income.........................................   $       6      $       3        $      41       $      35
                                                              =========      =========        =========       =========

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

     On September 10, 1997 the Company acquired a controlling interest in the Chesapeake Hotel Limited Partnership ("CHLP") for approximately $35 million, including the assumption of $4 million in mortgage and other debt. CHLP owns six hotels: the 588-room Key Bridge Marriott, the 681-room Chicago Marriott O'Hare, the 430-room Boston Marriott Newton, the 595-room Denver Marriott Southeast, the 479-room Minnesota Airport Marriott and the 281-room Saddle Brook Marriott. Combined with its general partner and existing limited partnership positions, the Company now owns, through affiliates, 99.9% of this partnership. Prior to the purchase of CHLP, the Company held, through a wholly-owned subsidiary, non-recourse mortgages secured by the properties with a principal balance of approximately $137 million at September 10, 1997. The notes receivable have been eliminated in the consolidation of CHLP as of September 12, 1997.

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

     During the third quarter of 1997, the Company acquired a controlling interest in a newly-formed partnership that owns the 380-room Hartford Marriott Farmington Hotel near Hartford, Connecticut for $26 million, including $22 million in assumed mortgage debt. The Company also acquired a controlling interest in a newly-formed partnership that acquired the 380-room Manhattan Beach Radisson Plaza in Manhattan Beach, California for approximately $38 million. The hotel was immediately converted to the Marriott brand. In addition, the Company acquired the remaining 17% interest in the 250-suite Newport Beach Marriott Suites in Newport Beach, California for approximately $4 million. The Company purchased the initial 83% interest in the hotel for approximately $18 million in August 1996. Also, during the third quarter, the Company sold the Sheraton Elk Grove Suites for net cash proceeds of approximately $16 million.

     During the fourth quarter of 1997, the Company acquired a controlling interest in a partnership which acquired the 299-room Ontario Airport Marriott Hotel in Ontario, California for approximately $24 million.

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

9. On June 21, 1997, the Company acquired the outstanding common stock of Forum Group, Inc. (the "Forum Group") from Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. ("Marriott International"). The Company purchased the Forum Group portfolio of 29 premier senior living communities for approximately $460 million, including approximately $270 million in debt. The $270 million of debt is comprised of secured debt of approximately $198 million and unsecured debt of approximately $72 million ($60 million of which was provided by Marriott International). The properties will continue to be managed by Marriott International. In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million through an expansion plan which will be completed by January 1999. Through the third quarter of 1997, approximately $44 million of the expansion plan had been completed (including $33 million of debt financing provided by Marriott International).

10. On June 19, 1997, HMC Capital Resources Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, entered into a revolving line of credit agreement ("Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. On June 19, 2000, any outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7% or the prime rate plus 0.7% at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit was originally secured by six hotel properties contributed to Capital Resources, with a carrying value of approximately $453 million as of September 12, 1997, and is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International. As of September 12, 1997, there were no outstanding borrowings on the Line of Credit.

     During the fourth quarter of 1997, the Company borrowed approximately $22 million under the Line of Credit for the acquisition of the Ontario Airport Marriott, as discussed in Note 6.

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

12. In October 1997, the Company reached a settlement in a lawsuit against Trinity Industries and others for claims related to construction on the New York Marriott Marquis Hotel. In settlement of the lawsuit, the Company and its affiliate are expected to receive a cash settlement of approximately $70 million before the end of the fourth quarter of 1997.

13. The Company is required to adopt SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. Early adoption of SFAS No. 128 is not permitted, although pro forma disclosure is encouraged, if material. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Earnings (loss) per share determined based on the method in SFAS No. 128 for the twelve weeks and thirty-six weeks ended September 12, 1997 and September 6, 1996 did not have a material impact on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

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

Results of Operations
---------------------

Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $79 million, or 47%, to $246 million for the third quarter of 1997 from $167 million for the third quarter of 1996. Year-to-date revenues rose $304 million, or 66%, to $768 million. The Company's revenue and operating profit were impacted by:

*    improved lodging results for comparable full-service hotel properties;

* the addition of 23 full-service hotel properties during 1996 and 15 full-service hotel properties through the third quarter of 1997 (six of which were added at the end of the 1997 third quarter);

* the acquisition of 29 senior living communities at the beginning of the 1997 third quarter; and

* the 1996 sale and leaseback of 16 of the Company's Courtyard properties and 18 of the Company's Residence Inns.

Revenues. Hotel revenues increased $60 million, or 37%, to $224 million in the third quarter of 1997 and $281 million, or 62%, to $736 million for year-to-date 1997, as all three of the Company's lodging concepts reported growth in room revenues generated per available room ("REVPAR") and results reflected the impact of the acquisition of, or purchase of controlling interests in, 38 full-service properties added in 1996 and through the third quarter of 1997 (six of which were added at the end of the 1997 third quarter).

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $164 million, or 37%, to $609 million in the third quarter of 1997 and $630 million, or 51%, to nearly $1.9 billion year-to-date, reflecting the REVPAR increases for comparable units and revenues from properties added in 1996 and 1997. Improved results for the Company's full-service hotels were driven by an increase in REVPAR for comparable units of 9% to $105.03 for the 1997 third quarter and 13% to $106.35 year-to-date. On a comparable basis for the Company's full-service properties, average room rates increased 7% for the 1997 third quarter and 10% year-to-date, while average occupancy increased one percentage point for the 1997 third quarter and two percentage points year-to-date. The Company's year-to-date 1997

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


results were positively impacted by year-end and the milder winter weather in 1997. Results were further enhanced by a one percentage point increase in the house profit margin for the 1997 third quarter and a two percentage point increase in the house profit margin year-to-date because the Company's hotels are obtaining better operating leverage at the hotel department operating level as a result of increases in room rates. Comparisons of the Company's 1997 third quarter to the 1996 third quarter were impacted by the effect of the 1996 Summer Olympics in Atlanta. Excluding the comparable Atlanta properties, REVPAR increased 10% for the 1997 third quarter.

The Company continues its strategy of focusing on the full-service segment of the lodging industry. As such, the Company's leased limited-service properties represented 14% of total revenues through the third quarter of 1997 as compared to 20% through the third quarter of 1996. The limited-service properties contributed $12 million, or 4%, of total year-to-date operating profit in 1997 and $18 million, or 12%, in 1996. The Company does not expect the leased limited-service properties to contribute a significant portion of operating profit in the future.

Revenues generated from the Company's 1997 third quarter acquisition of 29 senior living communities totalled $16 million for the 1997 third quarter resulting in a 34% house profit margin. The combined senior living communities' third quarter 1997 revenue per available unit was $76.24. Third quarter revenues were favorably impacted by a 4% increase in total available units due to third quarter expansion units. Total senior living communities' sales totalled $47 million for the third quarter of 1997.

Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation and amortization, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $39 million to $157 million in the third quarter of 1997 from $118 million in the third quarter of 1996, primarily representing increased hotel operating costs, including depreciation and management fees, and the senior living communities' operating costs.
Year-to-date operating costs and expenses increased $149 million to $464 million.

Hotel operating costs and expenses increased $32 million to $142 million for the third quarter of 1997 and $142 million to $433 million year-to-date, primarily due to the addition of 38 full-service properties during 1996 and through the third quarter of 1997 and increased management fees and rentals tied to improved property results, as well as the impact of the lease payments on the Courtyard and Residence Inn properties which have been sold and leased back. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 63% and 59% of hotel revenues in the third quarter of 1997 and year-to- date 1997, respectively, from 67% and 64% of hotel revenues in the third quarter of 1996 and year-to- date 1996, respectively, due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed.

The Company's senior living communities' operating cost and expenses were $9 million for the third quarter of 1997. Senior living communities' operating expenses, as a percentage of the communities' revenues, were 56% for the third quarter of 1997.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $40 million, or 82%, to $89 million for the third quarter of 1997 and $155 million, or 104%, to $304 million year-to-date.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Hotel operating profit increased $28 million, or 52%, to $82 million, or 37% of hotel revenues, for the third quarter of 1997 from $54 million, or 33% of hotel revenues, for the third quarter of 1996. Year-to- date hotel operating profit increased $139 million, or 85%, to $303 million, or 41% of hotel revenues, for 1997 compared to $164 million, or 36% of hotel revenues, for 1996. In nearly all markets, the Company's hotels recorded improvements in comparable operating results. In particular, the Company's hotels in the Northeast, Mid-Atlantic and Pacific coast regions benefitted from the upscale full-service room supply and demand imbalance. Hotels in New York City and Philadelphia performed particularly well, along with properties in San Francisco/Silicon Valley and in Southern California. For the quarter, the Company's suburban Atlanta properties (four properties totalling 1,393 rooms) generally reported decreased results due to higher activity in 1996 related to the Summer Olympics. In addition, the San Diego Marriott Hotel and Marina reported decreased results due to the Republican National Convention in August 1996.

The Company's senior living communities generated $7 million of operating profit, which represents 44% of senior living communities' revenues for the 1997 third quarter.

Corporate Expenses. Corporate expenses increased $1 million to $9 million for the 1997 third quarter and $2 million to $27 million year-to-date. As a percentage of revenues, corporate expenses decreased to 4% of revenues in the third quarter of 1997 and year-to-date from 5% in the third quarter of 1996 and year-to-date. This reflects the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

Interest Expense. Interest expense increased 43% to $76 million in the third quarter of 1997 and 30% to $198 million year-to-date, primarily due to additional debt of approximately $980 million incurred in connection with the 1996 and 1997 full-service hotel additions, approximately $300 million incurred in connection with the acquisition of the Forum Group, Inc. in the third quarter of 1997, as well as the issuance of $600 million of 8 7/8% senior notes (the "New Senior Notes") in July 1997.

Dividends on Convertible Preferred Securities of Subsidiary Trust. The Dividends on Convertible Preferred Securities reflect the dividends through the third quarter of fiscal year 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

Interest Income. Interest income increased $2 million to $15 million for the third quarter of 1997. On a year-to-date basis, interest income increased $8 million to $37 million, primarily reflecting the interest income on the available proceeds generated by the December 1996 offering of Convertible
Preferred Securities and the proceeds generated by the issuance of the New Senior Notes.

Income (Loss) before Extraordinary Item. Income before extraordinary item for the third quarter of 1997 was $6 million, compared to a $2 million loss for the third quarter of 1996. The 1997 year-to-date income before extraordinary items was $38 million compared to a $7 million loss for 1996 year-to-date.

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

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Income (Loss). The Company's net income for the third quarter of 1997 was $6 million ($.03 per share), compared to a $2 million ($.01 per share) net loss for the third quarter of 1996. Net income for year-to-date 1997 was $43 million ($.21 per share) compared to a $7 million ($.04 per share) net loss for year-to-date 1996.

EBITDA and Comparative FFO
--------------------------

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items ("EBITDA") increased $50 million, or 50%, to $151 million in the 1997 third quarter and $196 million, or 69%, to $479 million year-to-date. Hotel EBITDA increased $44 million, or 46%, to $139 million in the third quarter of 1997 and $189 million, or 68%, to $466 million year-to-date, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1996 and 1997 acquisitions. On a comparable basis, full-service hotel EBITDA increased 12% and 19%, respectively, on a REVPAR increase of 9% and 13%, respectively, for the 1997 third quarter and year-to-date. Comparisons of the Company's 1997 third quarter to the 1996 third quarter were substantially impacted by the effect of the 1996 Summer Olympics in Atlanta. Excluding results from the comparable Atlanta properties, comparable full-service hotel EBITDA increased 16% on a REVPAR increase of 10% for the 1997 third quarter. The Company's senior living communities contributed $11 million of EBITDA for both the 1997 third quarter and year-to-date.

The following is a reconciliation of EBITDA to the Company's income (loss) before extraordinary item:


                                                                 Twelve Weeks Ended            Thirty-six Weeks Ended
                                                             --------------------------     ---------------------------
                                                             September 12,  September 6,    September 12,   September 6,
                                                                 1997           1996            1997            1996
                                                             ------------   -----------     ------------    -----------
                                                                                   (in millions)

EBITDA......................................................  $      151     $     101       $      479      $     283
Interest expense............................................         (76)          (53)            (198)          (152)
Dividends on Convertible Preferred Securities...............          (9)           --              (26)            --
Depreciation and amortization...............................         (56)          (41)            (158)          (108)
Income taxes................................................          (4)           (3)             (28)            (6)
Loss on dispositions of assets and other non-cash
 charges, net...............................................          --            (6)             (31)           (24)
                                                              ----------     ---------        ---------       --------
    Income (loss) before extraordinary item.................  $        6     $      (2)       $      38       $     (7)
                                                              ==========     =========        =========       ========

The Company's interest coverage, defined as EBITDA divided by cash interest expense, improved to 2.1 times for the 1997 third quarter from 2.0 times for the 1996 third quarter and 2.6 times for year-to-date 1997 compared to 1.9 times for year-to-date 1996.

The Company also believes that Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to Real Estate Investment Trusts ("REITs"). Comparative FFO increased $19 million, or 50%, to $57 million in the third quarter of 1997 and $94 million, or 87%, to $202 million year-to-date. The following is a reconciliation of the Company's income (loss) before extraordinary item to Comparative FFO:

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                                                                 Twelve Weeks Ended            Thirty-six Weeks Ended
                                                             --------------------------     ---------------------------
                                                             September 12,  September 6,    September 12,   September 6,
                                                                 1997           1996            1997            1996
                                                             ------------   -----------     ------------    -----------
                                                                                   (in millions)

Income (loss) before extraordinary item.....................  $       6      $     (2)       $      38       $     (7)
Depreciation and amortization...............................         57            41              158            108
Other real estate activities................................         (1)            1                1              6
Partnership adjustments.....................................         (6)           (2)              (6)            --
Deferred taxes..............................................          1            --               11              1
                                                              ---------      --------        ---------       --------

Comparative Funds From Operations..........................   $      57      $     38        $     202       $    108
                                                              =========      ========        =========       ========

The Company considers EBITDA and Comparative FFO to be indicative measures of the Company's operating performance due to the significance of the Company's long-lived assets and because such data is considered useful by the investment community to better understand the Company's results, and can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense, and income taxes have been, and will be, incurred which are not reflected in the EBITDA and Comparable FFO presentation.

Cash Flows and Financial Condition
----------------------------------

The Company reported an increase in cash and cash equivalents of $207 million during the thirty-six weeks ended September 12, 1997. This increase is primarily due to the issuance of the $600 million of 8 7/8% senior notes (the "New Senior Notes") in July 1997. The Company received net proceeds of approximately $570 million. In addition, new mortgage financing of $90 million was obtained on the Philadelphia Marriott Hotel. This increase is offset by the $219 million prepayment of the bonds secured by the San Francisco Marriott Hotel and the acquisition of 15 full-service hotel properties and 29 senior living communities through the third quarter of 1997. In addition, cash from operations through the third quarter of 1997 increased $205 million to $313 million due to improved lodging results and the addition of the lodging properties and senior living communities.

Cash used in investing activities was $497 million through the third quarter of 1997, while cash used in investing activities was $79 million through the third quarter of 1996. Cash used in investing activities through the third quarter of 1997 includes capital expenditures of $108 million, primarily related to renewals and replacements on existing properties, and $441 million for 15 full-service hotel acquisitions and 29 senior living communities. Cash used in investing activities through the third quarter of 1996 includes net sales proceeds of $329 million principally from the sale of 34 of the Company's Courtyard and Residence Inn properties.

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

During the third quarter of 1997, the Company acquired a controlling interest in a newly-formed partnership that owns the 380-room Hartford Marriott Farmington Hotel near Hartford, Connecticut for $26 million, including $22 million in assumed mortgage debt. The Company also acquired a controlling interest in a newly-formed partnership that acquired the 380-room Manhattan Beach Radisson Plaza in Manhattan Beach, California for approximately $38 million. The hotel was immediately converted to the Marriott brand. The Company acquired the remaining 17% interest in the 250-suite Newport Beach Marriott Suites in Newport Beach, California for approximately $4 million after purchasing the initial 83% interest in the hotel for approximately $18 million in August 1996. In addition, the Company acquired a controlling interest in the Chesapeake Hotel Limited Partnership ("CHLP") for approximately $35 million, including the assumption of $4 million in mortgage and other debt. CHLP owns six hotels, the 588-room Key Bridge Marriott, the 681-room Chicago Marriott O'Hare, the 430-room Boston Marriott Newton, the 595-room Denver Marriott Southeast, the 479-room Minnesota Airport Marriott, and the 281-room Saddle Brook Marriott. Combined with its general partner and existing limited partnership positions, the Company now owns, through affiliates, 99.9% of this partnership. Prior to the purchase of CHLP, the Company held, through a wholly-owned subsidiary, non-recourse mortgages secured by the properties with a principal balance of approximately $137 million at September 10, 1997. The notes receivable have been eliminated in the consolidation of CHLP as of September 12, 1997.

Also during the third quarter, the Company acquired the outstanding common stock of Forum Group, Inc. (the "Forum Group") from Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. ("Marriott International"). The Company purchased the Forum Group portfolio of 29 premier senior living communities for approximately $460 million, including approximately $270 million in debt. The $270 million of debt is comprised of secured debt of approximately $198 million and unsecured debt of approximately $72 million ($60 million of which was provided by Marriott International). The properties will continue to be managed by Marriott International. In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million through an expansion plan which will be completed by January 1999. Through the third quarter of 1997, approximately $44 million of the expansion plan had been completed (including $33 million of debt financing provided by Marriott International).

During the fourth quarter of 1997, the Company acquired a controlling interest in a partnership which acquired the 299-room Ontario Airport Marriott Hotel in Ontario, California for approximately $24 million.

Cash used in financing activities was $391 million through the third quarter of 1997, while cash from financing activities was $417 million through the third quarter of 1996. Cash used in financing activities through the third quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott Hotel, partially offset by the issuance of $600 million in New Senior Notes and the $90 million in mortgage financing obtained on the Philadelphia Marriott Hotel. The Company also incurred financing fees of $38 million primarily related to the New Senior Notes and Consent Solicitation and the Line of Credit as discussed below. Cash from financing activities through the third quarter of 1996 includes the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

During the second quarter of 1997, HMC Capital Resources Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, entered into a revolving line of credit agreement ("Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. On June 19, 2000, any outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7% or the prime rate plus 0.7% at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit is originally secured by six hotel properties, with a carrying value of approximately $453 million at September 12, 1997, contributed to Capital Resources and is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International. As of September 12, 1997, there were no outstanding borrowings on the Line of Credit. During the fourth quarter of 1997, the Company borrowed approximately $22 million under the Line of Credit for the acquisition of the Ontario Airport Marriott Hotel.

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

In October 1997, the Company  reached a settlement in a lawsuit  against Trinity
Industries and others for claims related to construction on the New York Marriott Marquis Hotel. In settlement of the lawsuit, the Company and its affiliate are expected to receive a cash settlement of approximately $70 million before the end of the fourth quarter of 1997.

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

     None.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibit:

     #11 Statement Re:  Computation of Earnings (Loss) Per Common Share

b.   Reports on Form 8-K:

     o July 7, 1997 -- Report of the announcement that the Company completed the acquisition of the outstanding common stock of Forum Group, Inc., from a subsidiary of Marriott International.

     o September 2, 1997 -- Report of the announcement that the Company acquired a controlling interest in the Manhattan Beach Radisson Plaza in Manhattan Beach, California through a joint venture with Interstate Hotels Company.

     o September 4, 1997 -- Amendment to Current Report on Form 8-K/A dated June 21, 1997 by filing financial statements of the Forum Group, Inc. as partitioned for sale to Host Marriott Corporation and certain pro forma financial information for Host Marriott Corporation.

     o September 25, 1997 -- Report of the announcement that the Company successfully completed the purchase of a majority of the limited partnership units in the Chesapeake Hotel Limited Partnership which owns six full-service hotel properties.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      HOST MARRIOTT CORPORATION


October 23, 1997                                      /s/ Donald D. Olinger
----------------                                      ---------------------
                                                      Donald D. Olinger
                                                      Senior Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)

                                                                      EXHIBIT 11

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                COMPUTATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                     (in millions, except per share amounts)


                                                                 Twelve Weeks Ended            Thirty-six Weeks Ended
                                                             --------------------------     ---------------------------
                                                             September 12,  September 6,    September 12,   September 6,
                                                                 1997           1996            1997            1996
                                                             ------------   -----------     ------------    -----------
                                                                                    (in millions)

Net income (loss)...........................................  $        6     $      (2)      $       43      $      (7)
                                                              ==========     =========       ==========      =========

Primary Earnings (Loss) Per Common Share

Shares:
Weighted average number of common shares outstanding........       203.1         194.8            202.8          183.1
Assuming distribution of common shares granted under
  comprehensive stock plan, less shares assumed purchased
  at average market *.......................................          --            --               --             --
Assuming distribution of common shares issuable for warrants,
  less shares assumed purchased at average market *.........          --            --               --             --
                                                              ----------     ---------       ----------      ---------
                                                                   203.1         194.8            202.8          183.1
                                                              ==========     =========       ==========      =========

Primary Earnings (Loss) Per Common Share....................  $      .03     $    (.01)      $      .21      $    (.04)
                                                              ==========     =========       ==========      =========
Fully Diluted Earnings (Loss) Per Common Share

Shares:
Weighted average number of common shares outstanding........       203.1         194.8            202.8          183.1
Assuming distribution of common shares granted under
  comprehensive stock plan, less shares assumed purchased
  at higher of average or ending market *...................          --            --               --             --
Assuming distribution of common shares issuable for warrants, less shares assumed purchased at higher of average or
  ending market *...........................................          --            --               --             --
                                                              ----------     ---------        ---------       --------
                                                                   203.1         194.8            202.8          183.1
                                                              ==========     =========        =========       ========

Fully Diluted Earnings (Loss) Per Common Share..............  $      .03     $    (.01)       $     .21       $   (.04)
                                                              ==========     =========        =========       ========

____________
* Common equivalent shares and other potentially dilutive securities were not material, or were antidilutive, for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996.