Form 10-K
period 1998-01-02
HOST MARRIOTT CORP/MD
filed 1998-03-27
CIK 314733

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

FOR THE FISCAL YEAR ENDED JANUARY 2, 1998            COMMISSION FILE NO. 1-5664

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
Common Stock, $1.00 par value..................       New York Stock Exchange
 (203,808,610 shares outstanding as of January         Chicago Stock Exchange
 2, 1998)                                              Pacific Stock Exchange
                                                    Philadelphia Stock Exchange

  The aggregate market value of shares of common stock held by non-affiliates at February 27, 1998 was $4,041,600,000.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

                      DOCUMENT INCORPORATED BY REFERENCE
               Notice of 1998 Annual Meeting and Proxy Statement

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

ITEMS 1 & 2. BUSINESS AND PROPERTIES

GENERAL

  The Company is one of the largest owners of hotels in the world, with 99 upscale and luxury full-service hotel lodging properties in its portfolio as of March 3, 1998, primarily located in the United States. These properties are generally operated under the Marriott brand and managed by Marriott International, Inc. ("Marriott International"), formerly a wholly-owned subsidiary of the Company. Four of the Company's properties are operated under the Ritz-Carlton brand in which Marriott International acquired a 49% interest in April 1995. The Marriott and Ritz-Carlton brand names are among the most respected and widely recognized brand names in the lodging industry. The Company also owns 31 senior living communities, all of which are managed by Marriott International. The Company's primary focus is on the acquisition of full-service hotel lodging properties. Since the beginning of 1994 through the end of 1997, the Company has added 68 full-service hotels representing more than 31,000 rooms for an aggregate purchase price of approximately $3.1 billion. Based on data provided by Smith Travel Research, the Company believes that its full-service hotels consistently outperform the industry's average occupancy rate by a significant margin and averaged 78.4% occupancy for 1997 compared to a 71.1% average occupancy for competing hotels in the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels).

  The upscale and luxury full-service segments of the lodging industry are benefiting from a favorable supply and demand relationship in the United States. Management believes that demand increases have resulted primarily from a strong domestic economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full-service segment has not increased in kind. Management believes that this slower increase in the supply growth rate in the full-service segment is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement cost. The relatively high occupancy rates of the Company's hotels, along with increased demand for full-service hotel rooms, have allowed the managers of the Company's hotels to increase average daily room rates by selectively raising room rates and by replacing certain discounted group business with higher-rate group and transient business. As a result, on a comparable basis, room revenues per available room ("REVPAR") for the Company's full-service properties increased approximately 12.6% in 1997. Furthermore, because the lodging property operations have a high fixed cost component, increases in REVPAR generally yield greater percentage increases in EBITDA (as defined herein). Accordingly, the approximate 12.6% increase in REVPAR resulted in an approximate 17.3% increase in comparable full-service hotel EBITDA in 1997. The Company expects this supply/demand imbalance in the upscale and luxury full-service segments to continue, which should result in improved REVPAR and EBITDA at its hotel properties in the near term, however, there can be no assurance that such supply/demand imbalance will continue or that REVPAR and EBITDA will continue to improve.

  In 1997, the Company diversified its real estate investment portfolio by acquiring a portfolio of 29 senior living communities through the acquisition of the outstanding common stock of Forum Group, Inc., a subsidiary of Marriott International. Subsequently, the Company acquired one additional senior living community in 1997 and another senior living community in 1998. All of the properties are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International.

BUSINESS STRATEGY

  The Company's primary business strategy is to continue to focus on maximizing the profitability of its existing full-service hotel portfolio and acquiring additional high-quality, full-service hotel properties, including controlling interests in joint ventures, partnerships or other entities holding such hotel properties. Although competition for acquisitions has increased, the Company believes that the upscale and luxury full-service segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including underperforming hotels which can be improved by conversion to the Marriott or Ritz-Carlton brands. The Company believes that the upscale full-service segment is very promising because:

 . There is very limited new supply of upscale and luxury full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1991, upscale full-service room supply for the Company's competitive set increased an average of approximately 4% annually which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1% from 1992 through 1997. Furthermore, the lead time from conception to completion of a full-service hotel is generally three to five years or more in the markets the Company is principally pursuing, which management believes will contribute to the continued low growth of supply in the upscale and luxury full-service segments through 2000.

 . Many desirable hotel properties are currently held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. In recent years, the Company has acquired a number of properties from inadvertent owners at significant discounts to replacement cost, including luxury hotels operating under the Ritz-Carlton brand. While in the Company's experience to date, these sellers have been primarily U.S. financial organizations, the Company believes that numerous international financial institutions are also inadvertent owners of U.S. lodging properties and have only recently begun to dispose of such properties. The Company expects that there will be increased opportunities to acquire U.S. lodging properties from international financial institutions and expects to dedicate significant resources to aggressively pursue these opportunities.

 . The Company believes that there are numerous opportunities to improve the performance of acquired hotels by replacing the existing hotel manager with Marriott International and converting the hotel to the Marriott brand. Based on data provided by Smith Travel Research, the Company believes that Marriott-flagged properties have consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, the average occupancy rate for the Company's comparable full-service properties was 79.4%, compared to the average occupancy rate of 71.1% for competing upscale full-service hotels. In addition, the Company's comparable properties generated a 29% REVPAR premium over its competitive set. Accordingly, management anticipates that any additional full-service properties acquired by the Company in the future and converted from other brands to the Marriott brand should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand recognition, reservation system and group sales organization. The Company intends to pursue additional full-service hotel acquisitions, some of which may be conversion opportunities. Sixteen of the Company's 68 acquired full-service hotels from the beginning of 1994 through 1997 were converted to the Marriott brand following their acquisition.

  The Company believes it is well qualified to pursue its acquisition strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets.

  During 1997, the Company acquired, or purchased controlling interests in, 17 full-service hotels (8,624 rooms) for an aggregate purchase price of approximately $765 million (including the assumption of approximately $418 million of debt). The Company also completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

  Subsequent to year-end, the Company acquired a controlling interest in the partnership that owns the Atlanta Marriott Marquis (1,671 rooms) for approximately $239 million, including the assumption of approximately $164 million of mortgage debt. The Company also acquired a controlling interest in a partnership that owns three full-service hotels (totaling 1,029 rooms) for approximately $50 million. The Company is continually engaged in discussions with respect to other potential acquisition properties and recently entered into an agreement to acquire the 397-room Ritz-Carlton, Tysons Corner, Virginia.

  The Company holds minority interests and serves as a general partner or limited partner in various partnerships that own, as of March 3, 1998, an aggregate of 241 hotel properties, 21 of which are full-service properties, managed by Marriott International. In 1997, the Company acquired, or obtained controlling interests in, five affiliated partnerships, adding 10 hotels to its portfolio. In January, the Company acquired a controlling interest in the Marriott Hotel Properties Limited Partnership ("MHPLP"). MHPLP owns the 1,503-room Marriott Orlando World Center and a 50.5% interest in the 624-room Marriott Harbor Beach Resort. In April, the Company acquired a controlling interest in the 353-room Hanover Marriott. In the fourth quarter, the Company acquired the Chesapeake Hotel Limited Partnership ("CHLP"). CHLP owns the 430-room Boston Marriott Newton; the 681-room Chicago Marriott O'Hare; the 595-room Denver Marriott Southeast; the 588-room Key Bridge Marriott; the 479-room Minnesota Airport Marriott; and the 221-room Saddle Brook Marriott in New Jersey. In December 1997, the Company obtained controlling interests in the partnerships that own the 884-room Marriott's Desert Springs Resort and Spa and Leisure Park, a 418-unit senior living community. The Company is considering the acquisition of additional full-service hotels currently held by such partnerships and/or additional interests in such partnerships and, as discussed above, in January 1998 acquired a controlling interest in the Atlanta Marriott Marquis.

  In addition to investments in partnerships in which it already held minority interests, the Company has been successful in adding properties to its portfolio through partnership arrangements with either the seller of the property or the incoming managers (typically Marriott International or a Marriott franchisee). During 1997, the Company acquired interests in five such partnerships which owned five full-service hotels, including the 197-room Waterford Hotel in Oklahoma City, the 404-room Norfolk Waterside Marriott in Norfolk, Virginia; the 380-room Hartford/Farmington Marriott near Farmington, Connecticut; the 380-room Manhattan Beach Radisson Plaza in Manhattan Beach, California; and the 299-room Ontario Airport Marriott in Ontario, California. The two non-Marriott hotels were converted to the Marriott brand. Subsequent to year-end, the Company acquired a controlling interest in a partnership that owns three hotels: the 359-room Albany Marriott in New York, the 350-room San Diego Marriott Mission Valley in California, and the 320-room Minneapolis Marriott Southwest in Minnesota. The Company has the financial flexibility and, due to its existing partnership investment portfolio, the administrative infrastructure in place to accommodate such arrangements. The Company views this ability as a competitive advantage and expects to enter into similar arrangements to add additional properties in the future.

  The Company believes there is a significant opportunity to acquire additional Ritz-Carlton hotels due to the Company's relationship with Marriott International and due to the number of Ritz-Carlton brand hotels currently owned by inadvertent owners. The Company also intends to purchase luxury hotels with the intention of converting them to the Ritz-Carlton brand.

  The Company intends to increase its pool of potential acquisition candidates by considering acquisitions of select non-Marriott and non-Ritz-Carlton hotels that offer long-term growth potential and are consistent with the overall quality of its current portfolio, including upscale and luxury full-service properties in difficult to duplicate locations with high barriers to entry and quality brands.

  The Company currently owns six international properties, with 2,550 rooms, located in Canada and Mexico. The overbuilding and economic stress currently being experienced in some European and Pacific Rim countries may eventually lead to additional international acquisition opportunities. The Company will acquire international properties only when acquisitions achieve satisfactory returns after adjustments for currency and country risks.

  In addition to acquisitions, the Company plans to selectively develop new full-service hotels in major urban markets and convention/resort locations with strong growth prospects, unique or hard to duplicate sites, high barriers to entry of other new hotels and limited new supply. The Company intends to target only development projects that show promise of providing financial returns that represent a premium to acquisitions. In 1997, the Company announced that it will develop the 717-room Tampa Convention Center Marriott for $104 million, including a $16 million subsidy provided by the City of Tampa.

  The Company may also expand certain existing hotel properties where strong performance and market demand exists. Expansions to existing properties creates a lower risk to the Company as the success of the market is generally known and development time is significantly shorter than new construction. The Company recently committed to add approximately 500 rooms and an additional 15,000 square feet of meeting space to the 1,503-room Marriott Orlando World Center.

  In addition to its primary business strategy of expanding and maximizing the profitability of the Company's full-service hotel portfolio, the Company believes that its diversification into senior living communities will offer strong current economic benefits and growth prospects. The Company believes that this diversification is a natural extension of its hotel ownership strategy: high quality assets operated by Marriott International. The demand for retirement communities and assisted living facilities is increasing as the population of the 85 and over age group is expected to double between 1990 and 2000 (per the Bureau of Census). This growth in the 85 and over population should generate strong demand for senior living communities. The Company intends to grow its portfolio of quality senior living communities through the acquisition of existing properties and the development of new communities.

  In 1997, the Company acquired a portfolio of 29 senior living communities with 6,127 units from a subsidiary of Marriott International for approximately $460 million, including approximately $270 million of debt. The Company plans to add approximately 1,060 units to these communities for approximately $107 million through an expansion plan which will be completed in 1999 (549 units of the expansion plan were completed as of January 2, 1998). The Company also acquired the 418-unit Leisure Park senior living community in Lakewood, New Jersey in late 1997 and the Gables at Winchester, a 124-unit senior living community outside of Boston in early 1998. The Gables at Winchester represented Host Marriott's first acquisition of an independently-operated community which was converted to Marriott management. In addition, the Company has conditionally agreed to purchase two Marriott Brighton Gardens senior living communities totaling 320 units to be built in Denver and Colorado Springs, Colorado, after the anticipated completion of such communities in the first quarter of 1999, if they meet certain operating performance criteria.

HOTEL LODGING INDUSTRY

  The upscale and luxury full-service segments of the lodging industry continue to benefit from a favorable cyclical imbalance in the supply/demand relationship in which room demand growth has exceeded supply growth, which has remained fairly limited. The lodging industry posted strong gains in revenues and profits in 1997, as demand growth continued to outpace additions to supply. The Company believes that upscale and luxury full-service hotel room supply growth will remain limited through at least 1998. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

  Following a period of significant overbuilding in the mid-to-late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino-related construction, has been modest and largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates have improved. The Company believes that room demand for upscale and luxury full-service properties will continue to grow at approximately the rate of inflation. Increased room demand should result in increased hotel occupancy and room rates. According to Smith Travel Research, upscale full-service occupancy for the Company and its competitive set grew in 1997 to 72.5%, while room rate growth continued to exceed inflation. While room demand has been rising, new hotel supply growth has been minimal. Smith Travel Research data shows that upscale full-service room supply increased an average of only 1% annually from 1991 through 1997. The increase in room demand and minimal growth in new hotel supply has also led to increased room rates. The Company believes that these recent trends will continue, with overall occupancy increasing slightly and room rates increasing at more than one and one-half times the rate of inflation in 1998.

  As a result of the overbuilding in the mid-to-late 1980s, many full-service hotels built have not performed as originally planned. Cash flow has often not covered debt service requirements, causing lenders (e.g., banks, insurance companies, and savings and loans) to foreclose and become "inadvertent owners" who are motivated to sell these assets. In the Company's experience to date, these sellers have been primarily U.S. financial organizations. The Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and expects there will be increased opportunities to acquire lodging properties from international financial institutions. While the interest of inadvertent owners to sell has created attractive acquisition opportunities with strong current yields, the lack of supply growth and increasing room night demand should contribute to higher long-term returns on invested capital. Given the relatively long lead time to develop urban, convention and resort hotels, as well as the lack of project financing, management believes the growth in room supply in this segment will be limited, at least until the year 2000.

HOTEL LODGING PROPERTIES

  The Company's lodging portfolio as of March 20, 1998, consists of 99 upscale and luxury full-service hotels with a total of over 48,000 rooms. The Company's hotel lodging properties represent quality assets in the upscale and luxury full-service lodging segment. All but three of the Company's hotel properties are operated under the Marriott or Ritz-Carlton brand names. The three hotels (representing an aggregate of 681 rooms, or approximately 1% of the Company's total rooms) that do not carry the Marriott or Ritz-Carlton brand have not been converted to the Marriott or Ritz-Carlton brand due to their size, quality and/or contractual commitments which would not permit such conversion.

  One commonly used indicator of market performance for hotels is room revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. The Company has reported annual increases in REVPAR since 1993.

  To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For 1997, 1996 and 1995, the Company spent $131 million, $87 million and $56 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

  The Company's hotels primarily include Marriott and Ritz-Carlton brand hotels and average nearly 500 rooms. Twelve of the Company's hotels have more than 750 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops, and parking facilities. The Company's hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort convention locations throughout the United States. The properties are well situated in locations where there are significant barriers to entry by competitors. Marriott

International serves as manager for 83 of the 99 hotels owned by the Company and all but three are part of Marriott International's full-service hotel system. The average age of the properties is 15 years, although several of the properties have had substantial, more recent renovations or major additions. In 1997, for example, the Company substantially completed a two-year $30 million capital improvement program at the New York Marriott Marquis which included renovations to all guestrooms, refurbishment of ballrooms, restaurant updates and retail additions. In early 1998, the Company completed a $15 million capital improvement program at the Denver Marriott Tech Center. The program included replacement of guestroom interiors, remodeling of the lobby, ballroom, meeting rooms and corridors, as well as renovations to the exterior of the building.

  The chart below sets forth performance information for the Company's comparable hotels:

                                                                1997     1996
                                                               -------  -------
      COMPARABLE FULL-SERVICE HOTELS(1)
      Number of properties....................................      54       54
      Number of rooms.........................................  27,074   27,044
      Average daily rate...................................... $134.49  $121.58
      Occupancy percentage....................................    79.4%    78.0%
      REVPAR.................................................. $106.76  $ 94.84
      REVPAR % change.........................................    12.6%     --

--------
(1) Consists of 54 properties owned by the Company for all of 1997 and 1996, except for the 85-room Sacramento property, which is operated as an independent hotel.

  The chart below sets forth performance information for the Company's hotels:

                                        1997          1996          1995
                                       -------       -------       -------
      Number of properties............      95            79            55
      Number of rooms.................  45,718        37,210        25,932
      Average daily rate.............. $133.74(1)    $119.94(1)    $110.30(1)
      Occupancy percentage............    78.4%(1)      77.3%(1)      75.5%(1)
      REVPAR.......................... $104.84(1)    $ 92.71(1)    $ 83.32(1)
      REVPAR % change.................    13.1%(1)      11.3%(1)       --

--------
(1) Excludes the information related to the 255-room Elk Grove Suites hotel, which was leased to a national hotel chain through September 1997 and the 85-room Sacramento property, which is operated as an independent hotel.

  Revenues in 1997 for nearly all of the Company's hotels were improved or comparable to 1996. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the manager to maximize REVPAR on a property-by-property basis. REVPAR for comparable properties increased 12.6% as average room rates increased almost 11% and average occupancy increased over one percentage point. Overall, this resulted in outstanding sales growth. Sales expanded at a 9% rate for comparable hotels and house profit margins increased by over two percentage points. The Company believes that its hotels consistently outperform the industry's average REVPAR growth rates. The relatively high occupancy rates of the Company's hotels, along with increased demand for upscale and luxury full-service hotel rooms, allowed the managers of the Company's hotels to increase average room rates by selectively raising room rates and by replacing certain discounted group business with higher-rate group and transient business. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of full-service properties and the expected improvements from the conversion of seven properties to the Marriott brand in 1996 and 1997.

  A number of the Company's full-service hotel acquisitions were converted to the Marriott brand upon acquisition; most recently the Coronado Island Marriott Resort and the Manhattan Beach Marriott were converted in the fourth quarter of 1997. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems, its Marriott Rewards program, group sales force, as well as customer recognition of the Marriott brand name. The Marriott brand name has consistently delivered occupancy and REVPAR premiums over other brands. Based on data provided by Smith Travel Research, the Company's comparable properties have an eight percentage point occupancy premium and a 29% REVPAR premium over its competitive set. The Company actively manages these conversions and, in many cases, has worked closely with the manager to selectively invest in enhancements to the physical product to make the property more attractive to guests or more efficient to operate. The invested capital with respect to these properties is primarily used for the improvement of common areas, as well as upgrading soft and hard goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. Historically, the conversion properties have shown improvements as the benefits of Marriott International's marketing and reservation programs, group sales force and customer service initiatives take hold. In addition, these properties have generally been integrated into Marriott International's systems covering purchasing and distribution, insurance, telecommunications and payroll processing.

  The Company's focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. The Company has assembled a highly skilled asset management team with extensive experience in hotel management and operations, including revenue and operations management and capital expenditure monitoring. The Company's experienced asset management team works with the hotel managers to achieve these key objectives, which include reducing property-level overhead by sharing management positions with other jointly managed hotels in the vicinity, evaluating marginal restaurant operations and selectively making additional investments where favorable incremental returns are expected, including the expansion of certain properties.

  The Company and its hotel managers will continue to focus on cost control in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the managers to share in the growth of profits in the form of incentive management fees. The Company believes this is a positive development as it strengthens the alignment of the Company's and the managers' interests, which helps to drive further increases in profitability but moderates operating leverage.

  During 1996, the Company completed its divestiture of limited-service properties through the sale and leaseback of 16 Courtyard properties and 18 Residence Inn properties. These properties, along with 37 Courtyard properties sold and leased back during 1995, continue to be reflected in the Company's revenues and are managed by Marriott International under long-term management agreements. During 1997, limited-service properties represented 2% of the Company's hotel EBITDA, compared to 5% in 1996, and the Company expects this percentage to continue to decrease as the Company continues to acquire full-service properties.

MARKETING

  At March 20, 1998, 83 of the Company's 99 hotel properties are managed by Marriott International as Marriott or Ritz-Carlton brand hotels. Thirteen of the 16 remaining hotels are operated as Marriott brand hotels under franchise agreements with Marriott International. The Company believes that these Marriott-managed and franchised properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the recently created Marriott Rewards program, which expanded the previous Marriott Honored Guest Awards program. Marriott Rewards membership includes more than 7.5 million members.

  The Marriott reservation system provides Marriott reservation agents complete descriptions of the rooms available for sale, and up-to-date rate information from the properties. The reservation system also features connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott or Ritz-Carlton brand property with available rooms when a caller's first choice is fully occupied.

SENIOR LIVING COMMUNITIES

  At March 20, 1998, the Company's senior living communities portfolio consists of 31 upscale properties with over 7,200 units. The Company's senior living communities represent high quality assets in the senior living lodging segment. The communities offer a combination of independent living, assisted living and nursing components that differ mostly by the level of senior care services provided.

  Independent living components, which represent 54% of the Company's senior living units, contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals and housekeeping. Emergency healthcare service is available upon demand 24 hours a day from on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of the properties generally consist of apartments or villas. Each resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas managed by Marriott International have renewed their residency agreements from year to year.

  Assisted living components, which represent 22% of the Company's senior living units, provide a supportive environment that encourages independent living. Residents have private or semi-private units, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care.

  Nursing components, which represent 24% of the Company's senior living units, provide residents a full range of nursing care. Residents have private or semi-private rooms and share communal dining and social facilities. In most instances, each resident of the independent living component of a property is entitled to priority admission in the assisted living (if any) or nursing component.

  Some communities also provide ancillary healthcare services, including the operation of adult daycare centers on the premises of some communities. All communities are managed by Marriott International under long-term management agreements.

  Similar to the hotel segment, one commonly used indicator of market performance for senior living communities is revenue per available unit, ("REVPAU"), which measures charges for independent living units and assisted living suites and nursing beds on a per unit basis. This does not include any ancillary revenues from the properties, which are generated on a "fee for service" basis for supplementary items requested by residents. REVPAU represents the combination of the average daily unit rate charged and the average daily occupancy achieved.

  The chart below sets forth performance information for the Company's senior living communities for 1997:

      Number of properties.............................................      30
      Number of units..................................................   7,094
      Average daily rate............................................... $ 83.88
      Occupancy percentage.............................................    91.7%
      REVPAU........................................................... $ 76.92

  During 1997, the average occupancy at the Company's senior living communities was approximately 92% and the average daily rate was $84, resulting in REVPAU of $77. Overall occupancies for 1997 were lower than the historical and future anticipated occupancies due to the significant number of expansion units added during the year and the time required to fill the expansion units.

  The Company is an active owner of its senior living communities portfolio. The Company focuses on maximizing profitability throughout the portfolio. The Company's asset management department works closely with Marriott International to identify and evaluate opportunities to increase profitability by making selective investments where favorable incremental returns are expected, including the expansion of certain properties, or implementing new cost control programs.

PROPERTIES

HOTEL PROPERTIES

  The following table sets forth certain information as of March 20, 1998, relating to each of the Company's hotels. All of the properties are operated under Marriott brands by Marriott International, unless otherwise indicated.

LOCATION                            ROOMS
--------                            -----
Alabama
 Point Clear.......................   306
Arizona
 Scottsdale Suites.................   251
California
 Coronado Island Resort(1).........   300
 Costa Mesa Suites.................   253
 Desert Springs Resort and Spa(11).   884
 Manhattan Beach(3)................   380
 Marina Beach(4)...................   368
 Napa Valley.......................   191
 Newport Beach.....................   570
 Newport Beach Suites..............   250
 Ontario Airport(5)................   299
 Sacramento Airport(4)(6)..........    85
 San Diego Marriott Hotel and Mari-
  na(4)............................ 1,355
 San Diego Mission Valley(7).......   350
 San Francisco Airport.............   684
 San Francisco Fisherman's
  Wharf(8).........................   285
 San Francisco Moscone Center(4)... 1,498
 San Ramon(4)......................   368
 Santa Clara(4)....................   754
 The Ritz-Carlton, Marina del
  Rey(9)(13).......................   306
Colorado
 Denver Southeast(2)...............   595
 Denver Tech Center................   625
 Denver West(4)....................   307
 Marriott's Mountain Resort at
  Vail.............................   349
Connecticut
 Hartford/Farmington(5)............   380
 Hartford/Rocky Hill(4)............   251
Florida
 Fort Lauderdale Marina............   580
 Harbor Beach Resort(11)...........   624
 Jacksonville(8)...................   256
 Miami Airport(4)..................   782
 Orlando World Center(11).......... 1,503
 Palm Beach Gardens(4)(8)..........   279
 Singer Island (Holiday Inn)(6)....   222
 Tampa Airport(4)..................   295
 Tampa Westshore(4)(10)............   309
 The Ritz-Carlton, Naples(13)......   463
Georgia
 Atlanta Marriott Marquis(11)...... 1,671
 Atlanta Midtown Suites(4).........   254
 Atlanta Norcross..................   222
 Atlanta Northwest.................   400
 Atlanta Perimeter(4)..............   400
 JW Marriott Hotel at Lenox(4).....   371
 The Ritz-Carlton, Atlanta(13).....   447
 The Ritz-Carlton, Buckhead(13)....   553
Illinois
 Chicago/Deerfield Suites..........   248
 Chicago/Downers Grove Suites......   254
 Chicago/Downtown Courtyard........   334
 Chicago O'Hare(2).................   681

LOCATION                            ROOMS
--------                            -----
Indiana
 South Bend(4).....................   300
Louisiana
 New Orleans....................... 1,290
Maryland
 Bethesda(4).......................   407
 Gaithersburg/Washingtonian Center.   284
Massachusetts
 Boston/Newton(2)..................   430
Michigan
 Detroit Romulus...................   245
Minnesota
 Minneapolis/Bloomington(2)........   479
 Minneapolis City Center(4)........   583
 Minneapolis Southwest(7)..........   320
Missouri
 Kansas City Airport(4)............   382
 St. Louis Pavilion(4).............   672
New Hampshire
 Nashua............................   251
New Jersey
 Hanover(11).......................   353
 Newark Airport(4).................   590
 Saddle Brook(2)...................   221
New York
 Albany(7).........................   359
 New York East Side................   662
 New York Marriott Financial Cen-
  ter(12)..........................   504
 New York Marriott Marquis(4)...... 1,911
 Marriott World Trade Center(4)....   820
North Carolina
 Charlotte Executive Park(8).......   298
 Raleigh Crabtree Valley(10).......   375
Oklahoma
 Oklahoma City.....................   354
 Oklahoma City Waterford(3)........   197
Oregon
 Portland..........................   503
Pennsylvania
 Philadelphia (Convention Cen-
  ter)(4).......................... 1,200
 Philadelphia Airport(4)...........   419
 Pittsburgh City Center(4)(8)......   400
Texas
 Dallas/Fort Worth.................   492
 Dallas Quorum(4)..................   547
 El Paso(4)........................   296
 Houston Airport(4)................   566
 JW Marriott Houston...............   503
 Plaza San Antonio(8)..............   252
 San Antonio Rivercenter(4)........   999
 San Antonio Riverwalk(4)..........   500
Utah
 Salt Lake City(4).................   510
Virginia
 Dulles Airport(4).................   370
 Key Bridge(2).....................   588

LOCATION                            ROOMS
--------                            -----
Virginia (Continued)
 Norfolk Waterside(5)...........     404
 Pentagon City..................     300
 Washington Dulles Suites.......     254
 Westfields.....................     335
 Williamsburg...................     295
Washington, D.C.
 Washington Metro Center........     456

LOCATION                            ROOMS
--------                            -----
Canada
 Calgary........................     380
 Toronto Airport................     423
 Toronto Eaton Centre(4)........     459
 Toronto Delta Meadowvale(6)....     374
Mexico
 Mexico City Airport............     600
 JW Marriott Hotel, Mexico City.     314
                                  ------
 TOTAL..........................  48,418
                                  ======

--------
 (1) Property was acquired by the Company and converted to the Marriott brand in 1997.
 (2) The Company acquired the partnership that owns this property in 1997. The Company previously owned a general partner interest in the partnership.
 (3) The Company acquired a controlling interest in the newly-formed partnership that owns this property in 1997. The property was converted to the Marriott brand and is operated as a Marriott franchised property.
 (4) The land on which the hotel is built is leased by the Company under a long-term lease agreement.
 (5) The Company acquired a controlling interest in the newly-formed partnership that owns this property in 1997. The property is operated as a Marriott franchised property.
 (6) Property is not operated as a Marriott and is not managed by Marriott International.
 (7) The Company acquired a controlling interest in the partnership that owns this property in 1998. The property will be operated as a Marriott franchised property.
 (8) Property is operated as a Marriott franchised property.
 (9) Property was acquired by the Company in 1997.
(10) Property is owned by an affiliated partnership of the Company. A subsidiary of the Company provided 100% non-recourse financing totaling approximately $35 million to the partnership, in which the Company owns the sole general partner interest, for the acquisition of these two hotels. The Company consolidates these properties in the accompanying financial statements.
(11) The Company acquired a controlling interest in the partnership that owns this property in 1997 or 1998. The Company previously owned a general partner interest in the partnership.
(12) The Company completed the acquisition of this property in early 1997. The Company previously had purchased the mortgage loan secured by the hotel in late 1996.
(13) Property is operated as a Ritz-Carlton. The Ritz-Carlton Hotel Company, L.L.C. manages the property and is 49% owned by Marriott International.

SENIOR LIVING COMMUNITIES

  The following table sets forth certain information as of March 20, 1998, relating to each of the Company's senior living communities. All of the properties are operated under Marriott brands by Marriott International.

LOCATION                              UNITS
--------                              -----
Arizona
 The Forum at Desert Harbor........    240
 The Forum--Pueblo Norte...........    293
 The Forum at Tucson...............    326
California
 The Remington Club I..............    205
 The Remington Club II.............    200
Delaware
 Forwood Manor.....................    212
 Foulk Manor North.................    115
 Foulk Manor South.................    113
 Millcroft.........................    198
 Shipley Manor.....................    159
Florida
 Coral Oaks........................    256
 The Forum at Deer Creek...........    294
 Fountainview......................    340
 Park Summit.......................    277
 Springwood Court..................     85
 Tiffany House.....................    131
Indiana
 The Forum at the Crossing.........    221

LOCATION                              UNITS
--------                              -----
Kansas
 The Forum at Overland Park........    205
Kentucky
 The Forum at Brookside............    328
 The Lafayette at Country Place(3).    100
 Lexington at Country Place(3).....    142
Massachusetts
 Gables at Winchester(1)...........    124
New Jersey
 Leisure Park(2)...................    418
New Mexico
 The Montebello on Academy.........    209
Ohio
 The Forum at Knightsbridge(3).....    316
South Carolina
 Myrtle Beach Manor................    172
Texas
 The Forum at Lincoln Heights......    241
 The Forum at Memorial Woods.......    430
 The Montevista at Coronado........    247
 The Forum at Park Lane............    318
 The Forum at The Woodlands........    303
                                     -----
    TOTAL..........................  7,218
                                     =====

--------
(1) Property was acquired by the Company in 1998.
(2) The Company acquired 49% of the remaining 50% partnership interest in the partnership that owns this property.
(3) The land on which the community is built is leased by the Company under a long-term lease agreement.

1998 ACQUISITIONS

  In January 1998, the Company acquired a controlling interest in the Atlanta Marquis Limited Partnership, which owns the 1,671-room Atlanta Marriott Marquis Hotel, for approximately $239 million, including the assumption of approximately $164 million of mortgage debt. In March 1998, the Company acquired a controlling interest in the partnership that owns three hotels: the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. The Company also entered into an agreement to acquire The Ritz-Carlton, Tysons Corner, Virginia (397 rooms).

  In January 1998, the Company acquired, for approximately $21 million, the 124-unit senior living community, the Gables at Winchester in suburban Boston. In February 1998, the Company acquired the remaining 41% interest in FRC I Limited Partnership ("FRC") for approximately $3 million. FRC owns the Remington Club II, a 222-unit full-service senior living community in Rancho Bernardo, California. The Company has also entered into a conditional purchase agreement to acquire two 160-unit Marriott Brighton Gardens assisted living communities located in Denver and Colorado Springs, Colorado. After the completion of construction in the first quarter of 1999, the Company may acquire these properties for $35 million if they achieve certain operating performance criteria.

INVESTMENTS IN AFFILIATED PARTNERSHIPS

  The Company and certain of its subsidiaries also manage the Company's partnership investments and conduct the partnership services business. As such, at January 2, 1998, the Company and/or its subsidiaries own an investment in, and generally serve as a general partner or managing general partner for, 20 unconsolidated partnerships which collectively own 22 Marriott full-service hotels, 120 Courtyard hotels, 50 Residence Inns and 50 Fairfield Inns. In addition, the Company holds notes receivable (net of reserves) from partnerships totaling approximately $23 million at January 2, 1998.

  As the managing general partner, the Company and its subsidiaries are responsible for the day-to-day management of partnership operations, which includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. The Company or its subsidiaries are usually reimbursed for the cost of providing these services.

  Hotel properties owned by the unconsolidated partnerships generally were acquired from the Company or its subsidiaries in connection with limited partnership offerings. These hotel properties are currently operated under management agreements with Marriott International. As the managing general partner of such partnerships, the Company or its subsidiaries oversee and monitor Marriott International's performance pursuant to these agreements.

  The Company's interests in these partnerships range from 1% to 50%. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt owed by the partnership. Partnership distributions to the Company were $5 million in each of 1997 and 1996 and $3 million in 1995. All partnership debt is nonrecourse to the Company and its subsidiaries, except that the Company is contingently liable under various guarantees of debt obligations of certain of these partnerships. Such commitments are limited in the aggregate to $60 million at January 2, 1998. Subsequent to year-end, such maximum commitments were reduced to $20 million in connection with the refinancing and acquisition of a controlling interest in the Atlanta Marriott Marquis. In most cases, fundings of such guarantees represent loans to the respective partnerships.

  In December 1997, the Company, on behalf of six of its subsidiaries, filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission, which describes the potential consolidation of six of the Company's affiliated partnerships into a single operating partnership and the formation of a new general partner which would intend to qualify as a real estate trust (the "Limited Service REIT") and be listed on the New York Stock Exchange. The partnerships, which own 219 limited-service hotels, that are anticipated to participate in the consolidation into a Limited Service REIT are Courtyard by Marriott Limited Partnership; Courtyard by Marriott II Limited Partnership; Marriott Residence Inn Limited Partnership; Marriott Residence Inn II Limited Partnership; Marriott Residence Inn USA Limited Partnership; and Fairfield Inn by Marriott Limited Partnership. The potential Limited Service REIT would have separate management from the Company and would focus solely on the ownership and acquisition of limited-service and extended-stay hotels. The Limited Service REIT, if established, is not expected to have a significant economic impact on the Company.

  To satisfy certain tax requirements related to the nature of the income received by the REIT, the assets would be leased to subsidiaries of the Company. All of the hotels are, and will continue to be, managed by Marriott International.

COMPETITION

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

  The Company's senior living communities compete with facilities of varying similarity in the respective geographical market areas in which the communities are located. Competing facilities are generally operated on a regional and local basis by religious groups and other nonprofit organizations, as well as by public and private operators. There are a limited number of operators on a national basis. The independent living components of the communities face competition from all the various types of residential opportunities available to the elderly. However, the number of communities that offer on-premises healthcare services is limited. The assisted living and nursing components of the communities compete with other assisted living and nursing facilities. Because the target market segment of the communities (i.e., full-service retirement communities) is relatively narrow, the risk of competition may be higher than with some other types of retirement communities and assisted living and nursing facilities developed in close proximity to them.

  Significant competitive factors for attracting residents to the independent living components of the communities include price, physical appearance, and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and nursing components of the communities include quality of care, reputation, physician and nursing services available, and family preferences. The Company believes that its senior living communities rate high in each of these categories, except that its senior living communities are generally more expensive than competing facilities.

OTHER REAL ESTATE INVESTMENTS

  At January 2, 1998, the Company owned 12 undeveloped parcels of vacant land, totaling approximately 83 acres, originally purchased primarily for the development of hotels or senior living communities. The Company sold 17 parcels during 1997 for proceeds of approximately $30 million. The Company may sell its remaining undeveloped parcels from time to time when market conditions are favorable. Some of the properties may be developed as part of a long-term strategy to realize the maximum value of these parcels. The Company also has lease and sublease activity relating primarily to its former restaurant operations.

  In the fourth quarter of 1995, management instituted a program to aggressively liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full-service hotels. As part of this program, management determined that a 174-acre parcel of undeveloped land in Germantown, Maryland, that was to be developed into an office project over an extended period of time would no longer be developed and instead decided to attempt to sell the property. Accordingly, the Company recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value. In 1997, the Company sold a portion of the land parcel for its approximate net book value of approximately $11 million.

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

  The Company and Marriott International have entered into agreements which provide, among other things, for Marriott International to (i) manage or franchise various hotel properties and senior living communities owned or leased by the Company, (ii) advance up to $225 million to the Company under the Marriott International line of credit (the "MI Line of Credit") which was terminated in 1997, (iii) provide first mortgage financing of $109 million for the Philadelphia Marriott Hotel which was repaid in December 1996, (iv) provide financing for certain Company acquisitions, (v) guarantee the Company's performance in connection with certain loans or other obligations, and (vi) provide certain limited administrative services. The Company views its relationship with Marriott International as providing various advantages, including access to high quality management services, strong brand names and superior marketing and reservation systems.

  Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change of control of the Company occur.

EMPLOYEES

  The Company and its subsidiaries collectively have approximately 225 corporate employees, and approximately 300 other employees (primarily employed at one of its non-U.S. hotels) which are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. The Company believes that it has good relations with its labor unions and has not experienced any material business interruptions as a result of labor disputes.

ENVIRONMENTAL AND REGULATORY MATTERS

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

  Healthcare facility operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are being maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture, and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations relating to operation of facilities. State licensure of a nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of senior living communities, except to the extent that such independent living components are associated with the provision of healthcare services. The Company's communities are presently in compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Company's communities will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Company to comply therewith.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries are involved in litigation incidental to their businesses. Management believes that such litigation is not significant and will not have a material adverse effect on the Company's financial condition and results of operations.

  In the fourth quarter of 1997, the Company reached a settlement in a lawsuit against Trinity Industries and others for claims related to construction on the New York Marriott Marquis Hotel. In settlement of the lawsuit, the Company and its affiliate received a cash settlement of approximately $70 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. The Company has not declared any cash dividends on the common stock during the two fiscal years ended January 2, 1998, and through the date hereof. The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock. As of January 2, 1998, there were approximately 50,759 holders of record of common stock.

                                                              HIGH       LOW
                                                            --------   -------
      1996
        1st Quarter........................................  $13 3/4   $11 1/2
        2nd Quarter........................................   14        12 3/8
        3rd Quarter........................................   14 1/4    12 3/8
        4th Quarter........................................   16 1/4    13 1/2
      1997
        1st Quarter........................................  $18 3/4   $15 3/4
        2nd Quarter........................................   18 1/8    15 1/4
        3rd Quarter........................................   20 13/16  17 1/2
        4th Quarter........................................   23 3/4    18 1/16
      1998
        1st Quarter (through March 20, 1998)...............  $20 9/16  $17 1/2

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents certain selected historical financial data of the Company which has been derived from the Company's audited Consolidated Financial Statements for the five most recent fiscal years ended January 2, 1998. The income statement data for fiscal year 1993 does not reflect the Marriott International Distribution and related transactions and, accordingly, the table presents data for the Company that includes amounts attributable to Marriott International. As a result of the Marriott International Distribution and related transactions, the assets, liabilities and businesses of the Company have changed substantially.

                                                   FISCAL YEAR
                                  ------------------------------------------------
                                  1997(3) 1996(1)  1995(2)  1994(3)  1993(3)(4)(5)
                                  ------- -------  -------  -------  -------------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues....................... $1,147  $  732   $  484   $  380      $  659
  Operating profit before
   minority interest, corporate
   expenses and interest.........    449     233      114      152          92
  Income (loss) from continuing
   operations....................     47     (13)     (62)     (13)         56
  Net income (loss)(6)...........     50     (13)    (143)     (25)         50
  Basic earnings (loss) per
   common share:(7)
   Income (loss) from continuing
    operations...................    .23    (.07)    (.39)    (.09)        .45
   Net income (loss)(6)..........    .25    (.07)    (.90)    (.17)        .39
  Diluted earnings (loss) per
   common share:(7)
   Income (loss) from continuing
    operations...................    .23    (.07)    (.39)    (.09)        .40
   Net income (loss)(6)..........    .24    (.07)    (.90)    (.17)        .35
  Cash dividends declared per
   common share..................    --      --       --       --          .14
BALANCE SHEET DATA:
  Total assets................... $6,526  $5,152   $3,557   $3,366      $3,362
  Debt...........................  3,783   2,647    2,178    1,871       2,113

--------
(1) Fiscal year 1996 includes 53 weeks.
(2) Operating results for 1995 include a $10 million pre-tax charge to write down the carrying value of five limited service properties to their net realizable value and a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value. In 1995, the Company recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt.
(3) In 1997, the Company recognized a $3 million extraordinary gain, net of taxes, on the extinguishment of certain debt. In 1994, the Company recognized a $6 million extraordinary loss, net of taxes, on the required redemption of senior notes. In 1993, the Company recognized a $4 million extraordinary loss, net of taxes, on the completion of an exchange offer for its then outstanding bonds.
(4) Operating results for 1993 include the operations of Marriott International only through the Marriott International Distribution date of October 8, 1993. These operations had a net pre-tax effect on income of $211 million for the year ended December 31, 1993 and are recorded as "Profit from operations distributed to Marriott International" on the Company's consolidated statements of operations and are, therefore, not included in sales, operating profit before corporate expenses and interest, interest expense and interest income for the same period. The net pre-tax effect of these operations is, however, included in income before income taxes, extraordinary item and cumulative effect of changes in accounting principles and in net income for the same periods. Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. During 1993, the Company recorded a $34 million credit to reflect the adoption of SFAS No. 109 and a $32 million charge, net of taxes, to reflect the change in its accounting method for assets held for sale.
(5) Operating results in 1993 included pre-tax expenses related to the Marriott International Distribution totaling $13 million.
(6) The Company recorded a loss from discontinued operations, net of taxes, as a result of the Special Dividend of $61 million in 1995, $6 million in 1994, and $4 million in 1993. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," a pre-tax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt.
(7) Basic earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities. Diluted earnings (loss) per share has not been adjusted for the impact of the Convertible Preferred Securities for 1997 and 1996 and for the comprehensive stock plan and warrants for 1994 through 1996, as they are anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transaction and equity in the earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents gross hotel and senior living communities' sales less property-level expenses (excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses included in the accompanying financial statements). Other operating costs and expenses include idle land carrying costs and certain other costs.

  The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels. Successful hotel performance resulted in certain of the Company's properties reaching levels which allowed the manager to share in the growth of profits in the form of higher management fees. The Company expects that this trend will continue in 1998 as the upscale and luxury full-service segments continue to strengthen. At these higher operating levels, the Company's and the managers' interests are closely aligned, which helps to drive further increases in profitability, but moderates operating leverage.

  For the periods discussed herein, the Company's hotel properties have experienced substantial increases in room revenues generated per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. The REVPAR increase primarily represents strong percentage increases in room rates, while occupancies have generally increased for its full-service properties. Increases in average room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business and by selectively increasing room rates. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the upscale and luxury full-service segments of the lodging industry. The Company expects this favorable relationship between supply growth and demand growth to continue in the luxury and upscale markets in which it operates, which should result in improved REVPAR and operating profits at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

1997 COMPARED TO 1996

  Revenues. Revenues primarily represent house profit from the Company's hotel and senior living communities properties, net gains (losses) on property transactions and equity in earnings of affiliates. Revenues increased $415 million, or 57%, to $1.1 billion for 1997. The Company's revenue and operating profit were impacted by:

  . improved lodging results for comparable full-service hotel properties;

  . the addition of 23 full-service hotel properties during 1996 and 18 full-service properties during 1997;

  . the addition of 30 senior living communities in 1997;

  . the 1996 sale and leaseback of 16 Courtyard properties and 18 Residence
    Inns;

  . the 1997 results including 52 weeks versus 53 weeks in 1996.

  Hotel revenues increased $376 million, or 52%, to $1.1 billion in 1997, as all three of the Company's lodging concepts reported growth in REVPAR. Hotel sales increased $864 million, or 44%, to over $2.8 billion in 1997, reflecting the REVPAR increases for comparable units and the addition of full-service properties during 1996 and 1997.

  Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of 12.6% in 1997. Results were further enhanced by a more than two percentage point increase in the house profit margin for comparable full-service properties. On a comparable basis for the Company's full-service properties, average room rates increased almost 11%, while average occupancy increased over one percentage point.

  Revenues generated from the Company's 1997 third quarter acquisition of 29 senior living communities totaled $37 million. During 1997, average occupancy of the communities was 92% and the average per diem rate was $84, which resulted in 1997 revenue per available unit of $77. Overall occupancies for 1997 were lower than the historical and anticipated future occupancies due to the significant number of expansion units added during the year, the overall disruption to the communities as a result of the construction and the time required to fill the expansion units. Senior living communities' sales totaled $111 million for 1997.

  Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance, and certain other costs. Operating costs and expenses increased $199 million to $698 million for 1997, primarily representing increased hotel and senior living communities' operating costs, including depreciation and management fees. Hotel operating costs increased $188 million to $649 million, primarily due to the addition of 41 full-service properties during 1996 and 1997, and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 59% of revenues for 1997, from 64% of revenues for 1996, reflecting the impact of increased 1997 revenues on relatively fixed operating costs and expenses. The Company's senior living communities' operating cost and expenses were $20 million (54% of revenues) for 1997.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $216 million, or 93%, to $449 million in 1997. Hotel operating profit increased $188 million, or 73%, to $444 million, or 41% of hotel revenues, for 1997 compared to $256 million, or 36% of hotel revenues, for 1996. In nearly all markets, the Company's hotels recorded improvements in comparable operating results. In particular, the Company's hotels in the Northeast, Mid-Atlantic and Pacific coast regions benefited from the upscale and luxury full-service room supply and demand imbalance. Hotels in New York City, Philadelphia, San Francisco/Silicon Valley and in Southern California performed particularly well. In 1998, the Company expects results to be strong in these markets and other gateway cities in which the Company owns hotels. In 1997, the Company's suburban Atlanta properties (three properties totaling 1,022 rooms) generally reported decreased results due to higher activity in 1996 related to the Summer Olympics and the impact of the additional supply added to the suburban areas. However, the majority of the Company's hotel rooms in Atlanta are in the core business districts in downtown and Buckhead where they realized strong year-over-year results and were only marginally impacted by the additional supply.

  The Company's senior living communities generated $17 million (46% of revenues) of operating profit.

  Minority Interest. Minority interest expense increased $26 million to $32 million for 1997, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1996 and 1997.

  Corporate Expenses. Corporate expenses increased $4 million to $47 million in 1997. As a percentage of revenues, corporate expenses decreased to 4.1% of revenues in 1997 from 5.9% of revenues in 1996. This reflects the Company's efforts to carefully control its corporate expenses in spite of the substantial growth in revenues.

  Interest Expense. Interest expense increased $65 million to $302 million in 1997, primarily due to the additional mortgage debt of approximately $1.1 billion assumed in connection with the 1996 and 1997 full-service hotel additions, approximately $315 million incurred in connection with the acquisition of the Forum Group, Inc., in the third quarter of 1997 and the Leisure Park senior living community in December 1997, as well as the issuance of $600 million of 8 7/8% senior notes (the "New Senior Notes") in July 1997.

  Dividends on Convertible Preferred Securities of Subsidiary Trust. The dividends on the Convertible Preferred Securities reflect the dividends on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

  Interest Income. Interest income increased $4 million to $52 million for 1997, primarily reflecting the interest income on the available proceeds generated by the December 1996 offering of Convertible Preferred Securities and the proceeds generated by the issuance of the New Senior Notes in July 1997.

  Income (Loss) Before Extraordinary Items. Income before extraordinary items for 1997 was $47 million, compared to a $13 million loss before extraordinary items for 1996 as a result of the items discussed above.

  Extraordinary Gain (Loss). In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes. In December 1997, the Company refinanced the mortgage debt secured by the Marriott's Orlando World Center. In connection with the refinancing, the Company recognized an extraordinary loss of $2 million, which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  Net (Loss) Income. The Company's net income in 1997 was $50 million, compared to a net loss of $13 million in 1996. Basic earnings per common share was $.25 for 1997, compared to a basic loss per common share of $.07 in 1996. Diluted earnings per common share was $.24 for 1997, compared to a diluted loss per common share of $.07 in 1996.

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

  Corporate Expenses. Corporate expenses increased $7 million to $43 million in 1996. As a percentage of revenues, corporate expenses decreased to 5.9% of revenues in 1996 from 7.4% of revenues in 1995. This reflects the Company's efforts to carefully control its corporate administrative expenses in spite of the substantial growth in revenues.

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

  Net Loss. The Company's net loss in 1996 was $13 million, compared to a net loss of $143 million in 1995, which included a $61 million loss from discontinued operations and a $20 million extraordinary loss primarily representing premiums paid on bond redemptions and the write-off of deferred financing fees and discounts on the debt. The basic and diluted loss per common share was $.07 for 1996 and $.90 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company funds its capital requirements with a combination of operating cash flow measured as EBITDA, debt and equity financing, and proceeds from sales of selected properties and other assets. The

Company utilizes these sources of capital to acquire new properties, fund capital additions and improvements, and make principal payments on debt.

  Capital Transactions. In June 1997, HMC Capital Resources Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, entered into a revolving line of credit agreement ("Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. On June 19, 2000, any then outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7%, or the Base Rate (as defined in the agreement) plus 0.7%, at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit was originally secured by six hotel properties, with a carrying value of approximately $500 million at January 2, 1998, which were contributed to Capital Resources. The Line of Credit is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International. During the fourth quarter of 1997, the Company borrowed approximately $22 million under the Line of Credit for the acquisition of the Ontario Airport Marriott.

  In July 1997, HMH Properties, Inc. ("Properties") and HMC Acquisition Properties, Inc. ("Acquisitions"), indirect, wholly-owned subsidiaries of the Company, completed consent solicitations (the "Consent Solicitations") with holders of their senior notes to amend certain provisions of their senior notes indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of Properties' earnings before interest expense, income taxes, depreciation and amortization and other non-cash items subsequent to the Consent Solicitations over 220% of Properties' interest expense. Properties paid dividends to the Company of $54 million, $29 million and $36 million in 1997, 1996 and 1995, respectively, as permitted under the indentures.

  Concurrent with the Consent Solicitations and the Merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes (the "New Properties Notes") at par with a maturity of July 2007. Properties received net proceeds of approximately $570 million, net of the costs of the Consent Solicitations and the offering, which will be used to fund future acquisitions of, or the purchase of controlling interests in, full-service hotels and other lodging-related properties, which may include senior living communities.

  In December 1996, the Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer and, pursuant to various agreements entered into in connection with the transaction, are fully, irrevocably and unconditionally guaranteed by the Company. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which are its sole assets. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Company common stock at the rate of 2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Company common stock). The Debentures are convertible at the option of the holders into shares of Company common stock at a conversion rate of 2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Securities. During 1997 and 1996, no shares were converted into common stock. Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred

Securities will correspond to the interest rate and interest and other payment dates on the Debentures. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, the Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures. Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Debentures shall be subject to mandatory redemption, from which the proceeds will be applied to redeem Convertible Preferred Securities and Common Securities, together with accrued and unpaid distributions.

  In March 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

  In December 1995, Acquisitions issued $350 million of 9% senior notes (the "Acquisitions Notes"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. The net proceeds totaled $340 million and were utilized to repay in full the outstanding borrowings of $210 million under Acquisitions' $230 million revolving credit facility (the "Revolver"), which was then terminated to acquire three full-service properties and to finance future acquisitions of full-service hotel properties with the remaining proceeds.

  In May 1995, two wholly-owned subsidiaries of Host Marriott Hospitality, Inc. ("Hospitality"), a wholly-owned subsidiary of the Company, issued an aggregate of $1 billion of 9.5% senior secured notes in two concurrent offerings. Properties, the owner of 58 of the Company's 95 full-service hotel properties at January 2, 1998 and Host Marriott Travel Plazas, Inc. ("HMTP"), the operator/manager of HM Services' food, beverage and merchandise concessions business, issued $600 million (the "Properties Notes") and $400 million, respectively, of senior notes. The bonds were issued at par and have a final maturity of May 2005. The net proceeds of approximately $971 million were used to defease, and subsequently redeem, all of Hospitality's remaining bonds (the "Hospitality Notes") and to repay borrowings under the line of credit with Marriott International. The HMTP senior notes were included in the HM Services' Special Dividend.

  The Properties Notes, the Acquisitions Notes and the New Properties Notes are guaranteed on a joint and several basis by certain of Properties' subsidiaries and rank pari passu in right of payment with all other existing future senior indebtedness of Properties. The net assets of Properties at January 2, 1998 were approximately $518 million, substantially all of which were restricted. The indentures governing the Properties Notes, the Acquisitions Notes and the New Properties Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain asses, issue or sell stock of subsidiaries, and enter into certain mergers and consolidations.

  During 1995, the Company replaced its line of credit with a line of credit from Marriott International pursuant to which the Company had the right to borrow up to $225 million. The line of credit with Marriott International was terminated as a result of the Capital Resources transaction discussed above.

  There are no plans to pay regular cash dividends on the Company's common stock in the near future, and the Company is prohibited from paying dividends on its common stock if interest on the Debentures is deferred.

  Asset Dispositions. The Company historically has sold, and may from time to time in the future consider opportunities to sell, certain of its real estate properties at attractive prices when the proceeds could be redeployed into investments with more favorable returns. During 1997, the Company sold the 255-room Sheraton Elk Grove Suites for proceeds of approximately $16 million. The Company also sold 90% of its 174-acre parcel of undeveloped land in Germantown, Maryland, for approximately $11 million, which approximated its carrying value. During the first and second quarters of 1996, 16 of the Company's Courtyard properties and 18 of the Company's Residence Inn properties were sold (subject to a leaseback) to the REIT for approximately $314 million and the Company will receive approximately $35 million upon expiration of the leases. A gain on the transactions of approximately $46 million was deferred and is being amortized over the initial term of the leases. During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold to and leased back from the REIT for approximately $330 million. The Company received net proceeds from the two 1995 transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions is being amortized over the initial term of the leases. In 1995, the Company also sold its four remaining Fairfield Inns for net cash proceeds of approximately $6 million, which approximated their carrying value.

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

  Capital Acquisitions, Additions and Improvements. The Company seeks to grow primarily through opportunistic acquisitions of full-service hotels and senior living communities. The Company believes that the upscale and luxury full-service hotel segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including under performing hotels which can be improved by conversion to the Marriott or Ritz-Carlton brands. During 1997, the Company acquired eight full-service hotels (3,600 rooms) and controlling interests in nine additional full-service hotels (5,024 rooms) for an aggregate purchase price of approximately $766 million (including the assumption of approximately $418 million of debt). The Company also completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996. During 1996, the Company acquired six full-service hotels (1,964 rooms) for an aggregate purchase price of $189 million and controlling interests in 17 additional full-service properties (8,917 rooms) for an aggregate purchase price of approximately $1.1 billion (including the assumption of $696 million of debt). During 1995, the Company acquired nine hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million ($141 million of which was financed through first mortgage financing on four of the hotels).

  In the first quarter of 1998, the Company acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis Hotel for $239 million, including the assumption of $164 million of mortgage debt. The Company also acquired a controlling interest in the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. The Company is continually engaged in discussions with respect to other potential acquisition properties and, subsequent to January 2, 1998, entered into an agreement to acquire the 397-room The Ritz-Carlton, Tysons Corner, Virginia.

  Under the terms of its hotel management agreements, the Company is generally required to spend approximately 5% of gross hotel sales to cover the capital needs of the properties, including major guest room and common area renovations which occur every five to six years. The Company anticipates spending approximately $160 million annually on the renovation and refurbishment of its existing lodging properties.

  The Company completed the construction of the 1,200-room Philadelphia Marriott, which opened on January 27, 1995. The construction costs of this hotel were funded 60% through a loan from Marriott International which was repaid in the fourth quarter of 1996. In March 1997, the Company obtained a $90 million mortgage which bears interest at a fixed rate of 8.49% and matures in 2009. Construction of a second hotel in Philadelphia, the 419-room Philadelphia Airport Marriott (the "Airport Hotel"), was completed and opened on November 1, 1995. The Airport Hotel was financed principally with $40 million of proceeds from an industrial development bond financing. The Company also completed construction of a 300-room Residence Inn in Arlington, Virginia, which opened in March 1996. Capital expenditures for these three hotels totaled $11 million in 1996 and $64 million in 1995.

  In November 1997, the Company announced that it had committed to develop and construct the 717-room Tampa Convention Center Marriott for a cost estimated at approximately $88 million, net of an approximate $16 million subsidy provided by the City of Tampa.

  While the Company's portfolio of lodging properties consists primarily of upscale and luxury full-service hotels, management continually considers the merits of diversifying into other compatible lodging related real estate assets that offer strong current economic benefits and growth prospects. In 1997, the Company acquired the outstanding common stock of the Forum Group from Marriott Senior Living Services, Inc., ("MSLS") a subsidiary of Marriott International. The Company purchased the Forum Group portfolio of 29 senior living communities for approximately $460 million, including approximately $270 million in debt. The properties will continue to be operated by MSLS. In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million through an expansion plan which will be completed in 1999. In 1997, approximately $56 million (549 units) of the expansion plan had been completed (including $33 million of debt financing provided by Marriott International). The Company also acquired 49% of the remaining 50% interest in the venture which owned the 418-unit Leisure Park senior living community from Marriott International for approximately $23 million, including approximately $15 million of debt.

  During the first quarter of 1998, the Company also acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities from the Summit Companies of Denver, Colorado. After the anticipated completion of construction in the first quarter of 1999, the Company may acquire these two 160-unit properties located in Denver and Colorado Springs, Colorado, for $35 million, if they achieve certain operating performance criteria. All three of these communities will be operated by MSLS under long-term operating agreements.

  The Company may also expand certain existing hotel properties where strong performance and market demand exists. Expansions to existing properties creates a lower risk to the Company as the success of the market is generally known and development time is significantly shorter than new construction. The Company recently committed to add approximately 500 rooms and an additional 15,000 square feet of meeting space to the 1,503-room Marriott's Orlando World Center.

  Under the terms of its senior living communities' management agreements, the Company is generally required to spend an amount of gross revenues to cover certain routine repairs and maintenance and replacements and renewals to the communities' property and improvements. The amount the Company is required to spend will be 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The Company anticipates spending approximately $6 million in 1998.

  Debt Payments. At January 2, 1998, the Company and its subsidiaries had approximately $1,585 million of senior notes ($1,550 million of which have been issued and guaranteed by wholly-owned subsidiaries of the Company), approximately $2.0 billion of non-recourse mortgage debt secured by real estate assets and approximately $219 million of unsecured and other debt. The parent company was obligated on approximately $232 million of recourse debt as of January 2, 1998.

  Maturities over the next five years were limited to $942 million as of January 2, 1998, a significant portion of which represents the maturity of the mortgage on the New York Marriott Marquis of approximately $270 million in December 1998. Management anticipates that the mortgage will be refinanced by the end of 1998 on comparable terms. The Company's interest coverage, defined as EBITDA divided by cash interest expense, improved to nearly 2.5 times in 1997 from 2.0 times in 1996.

  At January 2, 1998, the Company was party to an interest rate exchange agreement with a financial institution (the contracting party) with an aggregate notional amount of $100 million. Under this agreement, the Company collects interest based on specified floating interest rates of one month LIBOR (rate of 6% at January 2, 1998) and pays interest at fixed rates (rate of 7.99% at January 2, 1998). This agreement expires in 1998, in conjunction with the maturity of the mortgage on the New York Marriott Marquis. Also in 1997, the Company was party to two additional interest rate swap agreements with an aggregate notional amount of $400 million.

These agreements expired in May 1997. The Company realized a net reduction of interest expense of $1 million in 1997, $6 million in 1996 and $5 million in 1995 related to interest rate exchange agreements. The Company monitors the creditworthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting party is A- for its sole outstanding interest rate exchange agreement. The Company is exposed to credit loss in the event of non-performance by the contracting party to the interest rate swap agreement; however, the Company does not anticipate non-performance by the contracting party.

  Cash Flows. The Company's cash flow from continuing operations in 1997, 1996 and 1995 totaled $464 million, $205 million and $110 million, respectively. Cash flow from operations increased principally due to improved lodging results and the significant acquisitions of hotels and senior living communities.

  The Company's cash used in investing activities from continuing operations in 1997, 1996 and 1995 totaled $1,046 million, $504 million and $156 million, respectively. Cash used in investing activities primarily consists of net proceeds from the sales of certain assets, offset by the acquisition of hotel and other real estate assets and other capital expenditures previously discussed, as well as the purchases of short-term marketable securities. Cash used in investing activities was significantly impacted by the purchase of $354 million of short-term marketable securities in 1997.

  The Company's cash from financing activities from continuing operations was $389 million for 1997, $806 million for 1996 and $204 million for 1995. The Company's cash from financing activities primarily consists of the proceeds from debt and equity offerings, the issuance of the Convertible Preferred Securities, mortgage financing on certain acquired hotels and borrowings under the Line of Credit, offset by redemptions and payments on senior notes, prepayments on certain hotel mortgages, and other scheduled principal payments.

  EBITDA and Comparative FFO. The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $266 million, or 60%, to $708 million in 1997 from $442 million in 1996.

  Hotel EBITDA increased $252 million, or 57%, to $691 million in 1997 from $439 million in 1996 reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1996 and 1997 acquisitions. Full-service hotel EBITDA from comparable hotel properties increased 17.3% on a REVPAR increase of 12.6%. The Company's senior living communities contributed $27 million of EBITDA in 1997.

  The following is a reconciliation of EBITDA to the Company's income (loss) before extraordinary items (in millions):

                                                    FIFTY-TWO      FIFTY-THREE
                                                   WEEKS ENDED     WEEKS ENDED
                                                 JANUARY 2, 1998 JANUARY 3, 1997
                                                 --------------- ---------------
      EBITDA...................................       $ 708           $ 442
      Interest expense.........................        (302)           (237)
      Dividends on Convertible Preferred
       Securities..............................         (37)             (3)
      Depreciation and amortization............        (240)           (168)
      Minority interest expense................         (32)             (6)
      Income taxes.............................         (36)             (5)
      Loss on disposition of assets and other
       non-cash charges, net...................         (14)            (36)
                                                      -----           -----
      Income (loss) before extraordinary items.       $  47           $ (13)
                                                      =====           =====

  The ratio of earnings to fixed charges was 1.3 to 1.0, 1.0 to 1.0 and .7 to
1.0 in 1997, 1996 and 1995, respectively. The deficiency of earnings to fixed charges of $70 million for 1995 is largely the result of depreciation and amortization of $122 million. In addition, the deficiency for 1995 was impacted by the $60 million pre-tax charge to write down the carrying value of one undeveloped land parcel to its estimated sales value.

  The Company also believes that Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to Real Estate Investment Trusts ("REITs"). Comparative FFO increased $131 million, or 80%, to $295 million in 1997. The following is a reconciliation of the Company's income (loss) before extraordinary items to Comparative FFO (in millions):

                                                  FIFTY-TWO      FIFTY-THREE
                                                 WEEKS ENDED     WEEKS ENDED
                                               JANUARY 2, 1998 JANUARY 3, 1997
                                               --------------- ---------------
      Income (loss) before extraordinary
       items..................................      $ 47            $(13)
      Depreciation and amortization...........       240             168
      Other real estate activities............         6               7
      Partnership adjustments.................       (13)              1
      Deferred taxes..........................        15               1
                                                    ----            ----
        Comparative Funds From Operations.....      $295            $164
                                                    ====            ====

  The Company considers EBITDA and Comparative FFO to be indicative measures of the Company's operating performance due to the significance of the Company's long-lived assets and because such data is considered useful by the investment community to better understand the Company's results, and can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be, incurred which are not reflected in the EBITDA and Comparative FFO presentation.

  Partnership Activities. The Company has general and limited partner interests in numerous limited partnerships which own 241 hotels (including 21 full-service hotels) as of March 3, 1998, managed by Marriott International. Debt of the hotel limited partnerships is typically secured by first mortgages on the properties and is generally nonrecourse to the partnership and the partners. However, the Company has committed to advance amounts to certain affiliated limited partnerships, if necessary, to cover certain future debt service requirements. Such commitments were limited, in the aggregate, to an additional $60 million at January 2, 1998. Subsequent to year-end, this amount was reduced to $20 million in connection with the refinancing and acquisition of a controlling interest in the partnership which owns the Atlanta Marriott Marquis. Amounts repaid to the Company under these guarantees totaled $2 million and $13 million in 1997 and 1996, respectively. Fundings by the Company under these guarantees amounted to $10 million in 1997 and $8 million for 1995.

  In December 1997, the Company, on behalf of six of its subsidiaries, filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission, which describes the potential consolidation of six of the Company's affiliated partnerships, which own 219 limited-service hotels, into a single operating partnership and the formation of a new general partner which would intend to qualify as a real estate investment trust ("REIT") and be listed on the New York Stock Exchange. The potential REIT would have separate management from the Company and would focus solely on the ownership and acquisition of limited-service and extended-stay hotels. To satisfy certain tax requirements related to the nature of the income received by the REIT, the assets would be leased to subsidiaries of the Company. The REIT, as contemplated, and if completed, is not expected to have a significant economic impact on the Company.

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

  Inflation. The Company's hotel lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

  A substantial portion of the Company's debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. However, the Company currently is exposed to variable interest rates through an interest rate exchange agreement with a financial institution with an aggregate notional amount of $100 million. Under this agreement, the Company collects interest based on the specified floating rates of one month LIBOR (rate of 6% at January 2, 1998) and pays interest at fixed rates (rate of 7.99% at January 2, 1998). This agreement expires in 1998 in conjunction with the maturity of the mortgage on the New York Marriott Marquis. The Company's Line of Credit and the mortgage on the San Diego Marriott Hotel and Marina ($199 million at January 2, 1998) bears interest based on variable rates. Accordingly, the amount of the Company's interest expense under the interest rate swap agreements and the floating rate debt for a particular year will be affected by changes in short-term interest rates.

  Year 2000 Issues. Over the last few years, the Company has invested in implementing new accounting systems which are Year 2000 compliant. Accordingly, the Company believes that future costs associated with Year 2000 issues will be minimal and not material to the Company's consolidated financial statements.

  However, the Company does rely upon accounting software used by the managers and operators of its properties to obtain financial information. Management believes that the managers and operators have begun to implement changes to the property specific software to ensure that software will function properly in the Year 2000 and does not expect to incur significant costs related to these modifications.

  Accounting Standards. The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995. Adoption of these statements did not have a material effect on the Company's continuing operations. See the discussion below for a discussion of the impact of the adoption of SFAS No. 121 on discontinued operations.

  SFAS No. 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows associated with the asset. Under SFAS No. 121, the Company reviewed the impairment of its assets employed in its operating group business lines (airport, toll plaza and sports and entertainment) on an individual operating unit basis. For each individual operating unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair market value of the unit's assets was recognized. Fair market value was estimated to be the present value of expected future cash flows of the individual operating unit, as determined by management, after considering such factors as future air travel and toll-pay vehicle data and inflation. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash, pre-tax charge against earnings during the fourth quarter 1995 of $47 million, which was reflected in discontinued operations.

  In the fourth quarter of 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." The adoption of SFAS No. 123 did not have a material effect on the Company's financial statements.

  During 1997, the Company adopted SFAS No. 128, "Earnings Per Share;" SFAS No. 129, "Disclosure of Information About Capital Structure" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of these statements did not have a material effect on the Company's consolidated financial statements and the appropriate disclosures required by these statements have been incorporated herein. The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" in 1998 and does not expect it to have a material effect on the Company's consolidated financial statements.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels and senior living communities from its statements of operations (see Note 18). If the Company concludes that EITF 97-2 should be applied to its hotels and senior living communities, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the 52 weeks ended January 2, 1998, would have increased both revenues and operating expenses by approximately $1.7 billion and would have had no impact on operating profit, net income or earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial information is included on the pages indicated:

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   32
Consolidated Balance Sheets as of January 2, 1998 and January 3, 1997.....   33
Consolidated Statements of Operations for the Fiscal Years Ended January
 2, 1998, January 3, 1997 and December 29, 1995...........................   34
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
 January 2, 1998, January 3, 1997 and December 29, 1995...................   35
Consolidated Statements of Cash Flows for the Fiscal Years Ended January
 2, 1998, January 3, 1997 and December 29, 1995...........................   36
Notes to Consolidated Financial Statements................................   37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Washington, D.C.
February 27, 1998

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JANUARY 2, 1998 AND JANUARY 3, 1997
                                 (IN MILLIONS)

                                                                  1997   1996
                                                                 ------ ------
                            ASSETS
Property and Equipment, net....................................  $5,217 $3,805
Notes and Other Receivables, net (including amounts due from
 affiliates of $23 million and $156 million, respectively).....      54    297
Due from Managers..............................................      93     89
Investments in Affiliates......................................      13     11
Other Assets...................................................     284    246
Short-term Marketable Securities...............................     354     --
Cash and Cash Equivalents......................................     511    704
                                                                 ------ ------
                                                                 $6,526 $5,152
                                                                 ====== ======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
 Senior Notes Issued by the Company or its Subsidiaries........  $1,585 $1,021
 Mortgage Debt.................................................   1,979  1,529
 Other.........................................................     219     97
                                                                 ------ ------
                                                                  3,783  2,647
Accounts Payable and Accrued Expenses..........................      97     74
Deferred Income Taxes..........................................     508    464
Other Liabilities..............................................     388    290
                                                                 ------ ------
   Total Liabilities...........................................   4,776  3,475
                                                                 ------ ------
Company-obligated Mandatorily Redeemable Convertible Preferred
 Securities of a Subsidiary Trust Holding Company Substantially
 All of Whose Assets are the Convertible Subordinated
 Debentures Due 2026 ("Convertible Preferred Securities")......     550    550
                                                                 ------ ------
Shareholders' Equity
 Common Stock, 600 million shares authorized; 203.8 million
  shares in 1997 and 202.0 million shares in 1996 issued and
  outstanding..................................................     204    202
 Additional Paid-in Capital....................................     947    926
 Retained Earnings (Deficit)...................................      49     (1)
                                                                 ------ ------
   Total Shareholders' Equity..................................   1,200  1,127
                                                                 ------ ------
                                                                 $6,526 $5,152
                                                                 ====== ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                           1997   1996   1995
                                                          ------  -----  -----
REVENUES
 Hotels.................................................. $1,093  $ 717  $ 474
 Senior living communities...............................     37     --     --
 Net gains (losses) on property transactions.............    (11)     1     (3)
 Equity in earnings of affiliates........................      5      3     --
 Other...................................................     23     11     13
                                                          ------  -----  -----
   Total revenues........................................  1,147    732    484
                                                          ------  -----  -----
OPERATING COSTS AND EXPENSES
 Hotels (including Marriott International management fees
  of $162 million, $101 million and $67 million,
  respectively)..........................................    649    461    281
 Senior living communities (including Marriott
  International management fees of $6 million in 1997)...     20     --     --
 Other (including a $60 million write-down of undeveloped
  land in 1995)..........................................     29     38     89
                                                          ------  -----  -----
   Total operating costs and expenses....................    698    499    370
                                                          ------  -----  -----
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
 EXPENSES AND INTEREST...................................    449    233    114
Minority interest........................................    (32)    (6)    (2)
Corporate expenses.......................................    (47)   (43)   (36)
Interest expense.........................................   (302)  (237)  (178)
Dividends on Convertible Preferred Securities of
 subsidiary trust........................................    (37)    (3)    --
Interest income..........................................     52     48     27
                                                          ------  -----  -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES...................................................     83     (8)   (75)
Benefit (provision) for income taxes.....................    (36)    (5)    13
                                                          ------  -----  -----
INCOME (LOSS) FROM CONTINUING OPERATIONS.................     47    (13)   (62)
DISCONTINUED OPERATIONS
 Loss from discontinued operations (net of income tax
  benefit of $3 million in 1995).........................     --     --     (8)
 Provision for loss on disposal (net of income tax
  benefit of $23 million in 1995)........................     --     --    (53)
                                                          ------  -----  -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.................     47    (13)  (123)
Extraordinary items--Gain (loss) on extinguishment of
 debt (net of income tax expense (benefit) of $1 million
 in 1997 and ($10) million in 1995)......................      3     --    (20)
                                                          ------  -----  -----
NET INCOME (LOSS)........................................ $   50  $ (13) $(143)
                                                          ======  =====  =====
BASIC EARNINGS (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS.................................... $  .23  $(.07) $(.39)
Discontinued operations (net of income taxes)............     --     --   (.39)
Extraordinary items--Gain (loss) on extinguishment of
 debt (net of income taxes)..............................    .02     --   (.12)
                                                          ------  -----  -----
BASIC EARNINGS (LOSS) PER COMMON SHARE................... $  .25  $(.07) $(.90)
                                                          ======  =====  =====
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS.................................... $  .23  $(.07) $(.39)
Discontinued operations (net of income taxes)............     --     --   (.39)
Extraordinary items--Gain (loss) on extinguishment of
 debt (net of income taxes)..............................    .01     --   (.12)
                                                          ------  -----  -----
DILUTED EARNINGS (LOSS) PER COMMON SHARE................. $  .24  $(.07) $(.90)
                                                          ======  =====  =====

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

    COMMON                                 CONVERTIBLE        ADDITIONAL
    SHARES                                  PREFERRED  COMMON  PAID-IN   RETAINED
  OUTSTANDING                                 STOCK    STOCK   CAPITAL   EARNINGS
  -----------                              ----------- ------ ---------- --------
 (IN MILLIONS)                                         (IN MILLIONS)
               Balance, December 30,
     153.6      1994....................      $ 13      $154     $479     $  64
        --     Net loss.................        --        --       --      (143)
               Distribution of stock of
                Host Marriott Services
        --      Corporation.............        --        --       (4)       95
               Common stock issued for
                the comprehensive stock
                and employee stock
       1.3      purchase plans..........        --         1       16        --
               Conversion of preferred
       4.8      stock to common stock...       (13)        5        8        --
---------------------------------------------------------------------------------
               Balance, December 29,
     159.7      1995....................        --       160      499        16
        --     Net loss.................        --        --       --       (13)
               Adjustment to Host
                Marriott Services
        --      Dividend................        --        --       --        (4)
               Common stock issued for
                the comprehensive stock
                and employee stock
       3.9      purchase plans..........        --         3       17        --
               Common stock issued for
       6.8      warrants exercised......        --         7       42        --
               Common stock issued in
      31.6      stock offering..........        --        32      368        --
---------------------------------------------------------------------------------
     202.0     Balance, January 3, 1997.        --       202      926        (1)
        --     Net income...............        --        --       --        50
               Common stock issued for
                the comprehensive stock
                and employee stock
       1.8      purchase plans..........        --         2       21        --
---------------------------------------------------------------------------------
     203.8     Balance, January 2, 1998.      $ --      $204     $947     $  49
---------------------------------------------------------------------------------


                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

                                                          1997    1996   1995
                                                         -------  -----  -----
                                                            (IN MILLIONS)
OPERATING ACTIVITIES
Income (loss) from continuing operations................ $    47  $ (13) $ (62)
Adjustments to reconcile to cash from operations:
 Depreciation and amortization..........................     240    168    122
 Income taxes...........................................     (20)   (35)   (35)
 Amortization of deferred income........................      (4)    (6)    (7)
 Net (gains) losses on property transactions............      19      4     70
 Equity in earnings of affiliates.......................      (5)    (3)    --
 Other..................................................      60     49     33
 Changes in operating accounts:
  Other assets..........................................      60      9     (2)
  Other liabilities.....................................      67     32     (9)
                                                         -------  -----  -----
 Cash from continuing operations........................     464    205    110
 Cash from (used in) discontinued operations............      --     (4)    32
                                                         -------  -----  -----
 Cash from operations...................................     464    201    142
                                                         -------  -----  -----
INVESTING ACTIVITIES
Proceeds from sales of assets...........................      51    373    358
 Less non-cash proceeds.................................      --    (35)   (33)
                                                         -------  -----  -----
Cash received from sales of assets......................      51    338    325
Acquisitions............................................    (596)  (702)  (392)
Capital expenditures:
 Capital expenditures for renewals and replacements.....    (131)   (87)   (56)
 Lodging construction funded by project financing.......      --     (3)   (40)
 New investment capital expenditures....................     (29)   (69)   (64)
Purchases of short-term marketable securities...........    (354)    --     --
Notes receivable collections............................       6     13     43
Affiliate notes receivable and collections, net.........      (6)    21      2
Other...................................................      13    (15)    26
                                                         -------  -----  -----
 Cash used in investing activities from continuing
  operations............................................  (1,046)  (504)  (156)
 Cash used in investing activities from discontinued
  operations............................................      --     --    (52)
                                                         -------  -----  -----
 Cash used in investing activities......................  (1,046)  (504)  (208)
                                                         -------  -----  -----
FINANCING ACTIVITIES
Issuances of debt.......................................     857     46  1,251
Issuances of Convertible Preferred Securities, net......      --    533     --
Issuances of common stock...............................       6    454     13
Scheduled principal repayments..........................     (93)   (82)  (100)
Debt prepayments........................................    (403)  (173)  (960)
Other...................................................      22     28     --
                                                         -------  -----  -----
 Cash from financing activities from continuing
  operations............................................     389    806    204
 Cash used in financing activities from discontinued
  operations............................................      --     --     (4)
                                                         -------  -----  -----
 Cash from financing activities.........................     389    806    200
                                                         -------  -----  -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (193)   503    134
CASH AND CASH EQUIVALENTS, beginning of year............     704    201     67
                                                         -------  -----  -----
CASH AND CASH EQUIVALENTS, end of year.................. $   511  $ 704  $ 201
                                                         =======  =====  =====
Non-cash financing activities:
 Assumption of mortgage debt for the acquisition of, or
  purchase of controlling interests in, certain hotel
  properties and senior living communities ............. $   733  $ 696  $ 141
                                                         =======  =====  =====

                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  As of January 2, 1998, Host Marriott Corporation (the "Company") owned, or had controlling interests in, 95 upscale and luxury full-service hotel lodging properties generally located throughout the United States and operated under the Marriott and Ritz-Carlton brand names. Most of these properties are managed by Marriott International, Inc. ("Marriott International"). At that date, the Company also held minority interests in various partnerships that own 242 additional properties, including 22 full-service hotel properties, managed by Marriott International. The Company also owned a portfolio consisting of 30 premier senior living communities as of January 2, 1998, all of which are managed by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International.

  On December 29, 1995, the Company distributed to its shareholders through a special tax-free dividend (the "Special Dividend") its food, beverage, and merchandise concessions business at airports, on tollroads, and at arenas and other attractions (the "Operating Group"). See Note 2 for a discussion of the Special Dividend. The 1995 consolidated financial statements were restated to reflect the Operating Group as discontinued operations.

  The structure of the Company was substantially altered on October 8, 1993 (the "Marriott International Distribution Date") when the Company distributed the stock of a wholly-owned subsidiary, Marriott International, Inc., in a special dividend (the "Marriott International Distribution"). See Note 14 for a description of the Marriott International Distribution and related transactions.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. All material intercompany transactions and balances have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest to December 31. Fiscal years 1997 and 1995 included 52 weeks compared to 53 weeks for fiscal year 1996.

 Revenues and Expenses

  Revenues primarily represent house profit from the Company's hotel properties and senior living communities because the Company has delegated substantially all of the operating decisions related to the generation of house profit from its hotel properties and senior living communities to the manager. Revenues also include net gains (losses) on property transactions and equity in the earnings of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents hotel properties' and senior living communities' operating results, less property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses in the accompanying consolidated financial statements. See Note 18.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels and senior living communities from its statements of operations (see Note 18). If the Company concludes that EITF 97-2 should be applied to its hotels and senior living communities, it would include operating results of those managed operations in its statements of operations. Application of EITF 97-2 to financial statements as of and for the 52 weeks ended January 2, 1998 would have increased both revenues and operating expenses by approximately $1.7 billion and would have had no impact on operating profit, net income or earnings per share.

 Earnings (Loss) Per Common Share

  Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus other dilutive securities. Diluted earnings per common share has not been adjusted for the impact of the Convertible Preferred Securities for 1997 and 1996 and for the comprehensive stock plan and warrants for 1996 and 1995 as they are anti-dilutive.

  A reconciliation of the number of shares utilized for the calculation of dilutive earnings per common share follows:

                                                               1997  1996  1995
                                                               ----- ----- -----
Weighted average number of common shares outstanding.........  203.1 188.7 158.3
Assuming distribution of common shares granted under compre-
 hensive stock plan, less shares assumed purchased at average
 market price................................................    4.8   --    --
Assuming distribution of common shares issuable for warrants,
 less shares assumed purchased at average market price.......     .3   --    --
                                                               ----- ----- -----
  Shares utilized for the calculation of diluted earnings per share.....................................................  208.2 188.7 158.3
                                                               ===== ===== =====

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates: revenues of $39 million and $18 million and loss before income taxes of $9 million and $2 million in 1997 and 1996, respectively. International revenues and income before income taxes in 1995 were not material.

 Property and Equipment

  Property and equipment is recorded at cost. For newly developed properties, cost includes interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

  Gains on sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to the Company.

  In cases where management is holding for sale particular hotel properties or senior living communities, the Company assesses impairment based on whether the estimated sales price less costs of disposal of each individual property to be sold is less than the net book value. A property is considered to be held for sale when

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

 Deferred Charges

  Deferred financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

 Cash, Cash Equivalents and Short-term Marketable Securities

  The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents includes approximately $115 million and $67 million at January 2, 1998 and January 3, 1997, respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners. Short-term marketable securities include investments with a maturity of 91 days to one year at the date of purchase. The Company's short-term marketable securities represent investments in U.S. government agency notes and high quality commercial paper. The short-term marketable securities are categorized as available for sale and, as a result, are stated at fair market value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. The Company maintains cash and cash equivalents and short-term marketable securities with various high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

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

 Interest Rate Swap Agreements

  The Company has entered into a limited number of interest rate swap agreements to diversify certain of its debt to a variable rate or fixed rate basis. The interest rate differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 New Statements of Financial Accounting Standards

  The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1995. Adoption of these statements did not have a material effect on the Company's continuing operations. See Note 2 for a discussion of the adoption of SFAS No. 121 on discontinued operations.

  During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial statements. See Note 10.

  During 1997, the Company adopted SFAS No. 128, "Earnings Per Share;" SFAS No. 129, "Disclosure of Information About Capital Structure" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of these statements did not have a material effect on the Company's consolidated financial statements and the appropriate disclosures required by these statements have been incorporated herein. The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," in 1998 and does not expect it to have a material effect on the Company's consolidated financial statements.

2. HM SERVICES SPECIAL DIVIDEND

  On December 29, 1995, the Company distributed to its shareholders through the Special Dividend all of the outstanding shares of common stock of Host Marriott Services Corporation ("HM Services"), formerly a wholly-owned subsidiary of the Company, which, as of the date of the Special Dividend, owned and operated food, beverage and merchandise concessions at airports, on tollroads and at stadiums and arenas and other tourist attractions. The Special Dividend provided Company shareholders with one share of common stock of HM Services for every five shares of Company common stock held by such shareholders on the record date of December 22, 1995. The Company recorded approximately $9 million of expenses related to the consummation of the Special Dividend in 1995. Revenues for the Company's discontinued operations totaled $1,158 million in 1995. The provision for loss on disposal includes the operating loss from discontinued operations from August 9, 1995 (measurement date) through December 29, 1995 of $44 million, net of taxes, and estimated expenses related to the Special Dividend of $9 million.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Land and land improvements................................... $  521  $  349
   Buildings and leasehold improvements.........................  4,796   3,507
   Furniture and equipment......................................    710     548
   Construction in progress.....................................     35      82
                                                                 ------  ------
                                                                  6,062   4,486
   Less accumulated depreciation and amortization...............   (845)   (681)
                                                                 ------  ------
                                                                 $5,217  $3,805
                                                                 ======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $1 million in 1997, $3 million in 1996 and $5 million in 1995.

  In 1997, the Company, through an agreement with the ground lessor of one of its properties terminated its ground lease and recorded a $15 million loss on the write-off of its investment, including certain transaction costs, which has been included in net gains (losses) on property transactions in the accompanying consolidated financial statements.

  In 1996, the Company recorded additional depreciation expense of $15 million as a result of a change in the estimated depreciable lives and salvage values for certain hotel properties. Also, in 1996, the Company recorded a $4 million charge to write down an undeveloped land parcel to its net realizable value based on its expected sales value.

  In 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five of these individual properties to their estimated net realizable values. In the fourth quarter of 1995, management instituted a program to liquidate certain non-income producing assets and to reinvest the proceeds in the acquisition of full-service hotels. As part of this program, management determined that a 174-acre parcel of undeveloped land in Germantown, Maryland that was to be developed into an office project over an extended period of time would no longer be developed and instead decided to attempt to sell the property. Accordingly, the Company recorded a pre-tax charge of $60 million in the fourth quarter of 1995 to reduce the asset to its estimated sales value. In 1997, the Company sold a portion of the land parcel at its approximate net book value of $11 million.

4. INVESTMENTS IN AND RECEIVABLES FROM AFFILIATES

  Investments in and receivables from affiliates consist of the following:

                                                     OWNERSHIP
                                                     INTERESTS  1997    1996
                                                     --------- ------  -------
                                                               (IN MILLIONS)
   Equity investments
    Hotel partnerships which own 22 full-service
     Marriott Hotels, 120 Courtyard hotels, 50
     Residence Inns and 50 Fairfield Inns operated
     by Marriott International, as of January 2,
     1998...........................................   1%-50%  $   13  $    11
   Notes and other receivables, net.................      --       23      156
                                                               ------  -------
                                                               $   36  $   167
                                                               ======  =======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Hotel properties owned by affiliates generally were acquired from the Company in connection with limited partnership offerings. The Company or one of its subsidiaries typically serve as a general partner of each partnership and the hotels are operated by Marriott International under long-term agreements.

  In 1997, the Company acquired all of the outstanding interests in the Chesapeake Hotel Limited Partnership ("CHLP") that owns six hotels and acquired controlling interests in four affiliated partnerships for approximately $550 million, including the assumption of approximately $410 million of debt. These affiliated partnerships included the partnerships that own the 353-room Hanover Marriott; the 884-room Marriott's Desert Springs Resort and Spa; the Marriott Hotel Properties Limited Partnership ("MHPLP") that owns the 1,503-room Marriott Orlando World Center and a 50.5% interest in the 624-room Marriott Harbor Beach Resort; and the partnership that owns the 418-unit Leisure Park retirement community. Subsequent to year-end, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including the assumption of $164 million of mortgage debt.

  In 1996, the Company purchased controlling interests in four affiliated partnerships for $640 million, including $429 million of existing debt. These affiliated partnerships included the partnership that owns the 1,355-room San Diego Marriott Hotel and Marina; the Marriott Hotel Properties II Limited Partnership that owns the 1,290-room New Orleans Marriott, the 999-room San Antonio Marriott Rivercenter, the 368-room San Ramon Marriott, and a 50% limited partner interest in the 754-room Santa Clara Marriott; the Marriott Suites Limited Partnership that owns four hotels; and the partnership that owns the 510-room Salt Lake City Marriott.

  Receivables from affiliates are reported net of reserves of $144 million at January 2, 1998 and $227 million at January 3, 1997. Receivables from affiliates at January 2, 1998 include a $10 million debt service guarantee for the partnership that owns the Atlanta Marriott Marquis, which was repaid in early 1998. Receivables from affiliates at January 3, 1997 included a $140 million mortgage note at 9% that amortizes through 2003, which was eliminated in the consolidation of CHLP in 1997. The Company has committed to advance additional amounts to affiliates, if necessary, to cover certain debt service requirements. Such commitments are limited, in the aggregate, to an additional $60 million at January 2, 1998. Subsequent to January 2, 1998, this amount was reduced to $20 million in connection with the refinancing and acquisition of a controlling interest in the Atlanta Marriott Marquis. Net amounts repaid to the Company under these commitments totaled $2 million and $13 million in 1997 and 1996, respectively. Net amounts funded by the Company totaled $10 million in 1997 and $8 million in 1995. There were no fundings in 1996.

  The Company's pre-tax income from affiliates includes the following:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Interest income............................................... $11  $17  $16
   Equity in net income..........................................   5    3  --
                                                                  ---  ---  ---
                                                                  $16  $20  $16
                                                                  ===  ===  ===

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN MILLIONS)
   Property and equipment....................................... $1,991  $2,636
   Other assets.................................................    284     334
                                                                 ------  ------
     Total assets............................................... $2,275  $2,970
                                                                 ======  ======
   Debt, principally mortgages.................................. $2,185  $2,855
   Other liabilities............................................    412     672
   Partners' deficit............................................   (322)   (557)
                                                                 ------  ------
     Total liabilities and partners' deficit.................... $2,275  $2,970
                                                                 ======  ======

  Combined summarized operating results for the Company's affiliates follow:

                                                            1997   1996   1995
                                                            -----  -----  -----
                                                              (IN MILLIONS)
   Revenues................................................ $ 610  $ 737  $ 770
   Operating expenses:
    Cash charges (including interest)......................  (381)  (465)  (506)
    Depreciation and other non-cash charges................  (192)  (230)  (240)
                                                            -----  -----  -----
   Income before extraordinary items.......................    37     42     24
   Extraordinary items--forgiveness of debt................    40     12    181
                                                            -----  -----  -----
     Net income............................................ $  77  $  54  $ 205
                                                            =====  =====  =====

  In December 1997, the Company, on behalf of six of its subsidiaries, filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission, which describes the potential consolidation of six limited partnerships, including 219 limited-service hotel properties, into a single operating partnership and the formation of a new general partner which would intend to qualify as a real estate investment trust ("REIT"). Completion of this transaction is subject to several major contingencies, including a vote by the partners in each partnership, and no assurance can be given that the transaction will be consummated.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

5. DEBT

  Debt consists of the following:

                                                                    1997   1996
                                                                   ------ ------
                                                                   (IN MILLIONS)
   Properties Notes, with a rate of 9 1/2% due May 2005..........  $  600 $  600
   New Properties Notes, with a rate of 8 7/8% due July 2007.....     600    --
   Acquisitions Notes, with a rate of 9% due December 2007.......     350    350
   Senior Notes, with an average rate of 9 3/4% at January 2,
    1998, maturing through 2012..................................      35     71
                                                                   ------ ------
     Total Senior Notes..........................................   1,585  1,021
                                                                   ------ ------
   Mortgage debt (non-recourse) secured by $3.0 billion of real estate assets, with an average rate of 8.6% at January 2,
    1998, maturing through 2022..................................   1,957  1,529
   Line of Credit, secured by $500 million of real estate assets, with a variable rate of Eurodollar plus 1.7% or Base Rate (as defined) plus 0.7% at the option of the Company (7.6% at
    January 2, 1998) due March 1998..............................      22    --
                                                                   ------ ------
     Total Mortgage Debt.........................................   1,979  1,529
                                                                   ------ ------
   Other notes, with an average rate of 8% at January 2, 1998,
    maturing through 2027........................................     200     86
   Capital lease obligations.....................................      19     11
                                                                   ------ ------
     Total Other.................................................     219     97
                                                                   ------ ------
                                                                   $3,783 $2,647
                                                                   ====== ======

  In May 1995, HMH Properties, Inc. ("Properties"), a wholly-owned subsidiary of Host Marriott Hospitality, Inc., issued an aggregate of $600 million of 9 1/2% senior secured notes (the "Properties Notes"). The bonds were issued in conjunction with a concurrent $400 million offering by a subsidiary of the Company's discontinued HM Services' business at par, and have a final maturity of May 2005. The net proceeds were used to defease, and subsequently redeem, all of the senior notes issued by Host Marriott Hospitality, Inc. and to repay borrowings under the line of credit with Marriott International. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in 1995 of $17 million, net of taxes, related to continuing operations.

  In December 1995, HMC Acquisition Properties, Inc. ("Acquisitions"), an indirect, wholly-owned subsidiary of the Company, issued $350 million of 9% senior notes (the "Acquisitions Notes"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. A portion of the net proceeds were utilized to repay in full the outstanding borrowings under the $230 million revolving line of credit (the "Acquisition Revolver"), which was then terminated. In connection with the termination of the Acquisition Revolver, the Company recognized an extraordinary loss in 1995 of $3 million, net of taxes.

  On July 10, 1997, Properties and Acquisitions completed consent solicitations (the "Consent Solicitations") with holders of their senior notes to amend certain provisions of their senior notes' indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold required to permit Properties to make distributions to affiliates.

  Concurrent with the Consent Solicitations and the Merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes (the "New Properties Notes") at par with a maturity of July 2007. Properties received

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES net proceeds of approximately $570 million, net of the costs of the Consent Solicitations and the Offering, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes.

  The Properties Notes, the Acquisitions Notes and the New Properties Notes are guaranteed on a joint and several basis by certain of Properties' subsidiaries and rank pari passu in right of payment with all other existing future senior indebtedness of Properties. Properties was the owner of 58 of the Company's 95 lodging properties at January 2, 1998.

  The net assets of Properties at January 2, 1998 were approximately $518 million, substantially all of which were restricted. The indentures governing the Properties Notes, the Acquisitions Notes and the New Properties Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries, and enter into certain mergers and consolidations.

  During 1997, the Company, through a newly-created, wholly-owned subsidiary, HMC Capital Resources Corporation ("Capital Resources"), entered into a revolving line of credit agreement (the "Line of Credit") with a group of commercial banks under which it may borrow up to $500 million for the acquisition of lodging real estate and for the Company's working capital purposes. On June 19, 2000, any outstanding borrowings on the Line of Credit convert to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Line of Credit bear interest at either the Eurodollar rate plus 1.7% or the Base Rate (as defined in the agreement) plus 0.7%, at the option of the Company. An annual fee of 0.35% is charged on the unused portion of the commitment. The Line of Credit was originally secured by six hotel properties contributed to Capital Resources, with a carrying value of approximately $500 million as of January 2, 1998, and is guaranteed by the Company. As a result of this transaction, the Company terminated its line of credit with Marriott International. As of January 2, 1998, outstanding borrowings on the Line of Credit were approximately $22 million as a result of a borrowing to fund the acquisition of the Ontario Airport Marriott.

  The Company also purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott in 1997. The Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes.

  In 1997, the Company incurred approximately $418 million of mortgage debt in conjunction with the acquisition of 11 hotels. In connection with the acquisition of the outstanding common stock of Forum Group, Inc. (the "Forum Group") in June 1997 (see Note 12), the Company also assumed debt of approximately $270 million. The $270 million of debt is comprised of secured debt of approximately $198 million and unsecured debt of approximately $72 million ($59 million of which was provided by Marriott International). In 1997, the Company completed $56 million of the $107 million expansion plan for the Forum Group properties. As a result, an additional $33 million of debt financing has been provided by Marriott International, and Marriott International may provide additional financing as the expansion plan is completed. The Company also assumed approximately $15 million of debt in conjunction with the acquisition of the Leisure Park retirement community.

  In conjunction with the construction of the Philadelphia Marriott, which was completed and opened in January 1995, the Company obtained first mortgage financing from Marriott International for 60% of the construction and development costs of the hotel. In the fourth quarter of 1996, the Company repaid the $109 million mortgage, prior to the rate increasing to 10% per annum with an additional 2% deferred, with the

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES proceeds from the convertible preferred securities offering discussed in Note
6. In the first quarter of 1997, the Company obtained $90 million in first mortgage financing from two insurance companies secured by the Philadelphia Marriott. The mortgage bears interest at a fixed rate of 8.49% and matures in April 2009.

  In December 1997, the Company successfully completed the refinancing of the MHPLP mortgage debt for approximately $152 million. The new mortgage bears interest at 7.48% and matures in January 2008. In connection with the refinancing, the Company recognized an extraordinary loss of $2 million, which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  At January 2, 1998, the Company was party to an interest rate exchange agreement with a financial institution (the contracting party) with an aggregate notional amount of $100 million. Under this agreement, the Company collects interest based on specified floating interest rates of one month LIBOR (rate of 6% at January 2, 1998) and pays interest at fixed rates (rate of 7.99% at January 2, 1998). This agreement expires in 1998 in conjunction with the maturity of the mortgage on the New York Marriott Marquis. Also in 1997, the Company was party to two additional interest rate swap agreements with an aggregate notional amount of $400 million which expired in May 1997. The Company realized a net reduction of interest expense of $1 million in 1997, $6 million in 1996 and $5 million in 1995 related to interest rate exchange agreements. The Company monitors the creditworthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt rating for the contracting party is A-. The Company is exposed to credit loss in the event of non-performance by the contracting party to the interest rate swap agreements; however, the Company does not anticipate non-performance by the contracting party.

  The Company's debt balance at January 2, 1998, includes $232 million of debt that is recourse to the parent company. Aggregate debt maturities at January 2, 1998, excluding capital lease obligations, are (in millions):

     1998................................................................ $  371
     1999................................................................     58
     2000................................................................    135
     2001................................................................    220
     2002................................................................    158
     Thereafter..........................................................  2,822
                                                                          ------
                                                                          $3,764
                                                                          ======

  Cash paid for interest for continuing operations, net of amounts capitalized, was $286 million in 1997, $220 million in 1996 and $177 million in 1995. Deferred financing costs, which are included in other assets, amounted to $97 million and $61 million, net of accumulated amortization, as of January 2, 1998 and January 3, 1997, respectively. Amortization of deferred financing costs totaled $7 million, $5 million and $4 million in 1997, 1996 and 1995, respectively.

6. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING COMPANY SUBSTANTIALLY ALL OF WHOSE ASSETS ARE THE CONVERTIBLE SUBORDINATED DEBENTURES DUE 2026

  In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES or the redemption of the Convertible Preferred Securities are guaranteed by the Company to the extent the Issuer has funds available therefor. This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures were issued, the Debentures, the Company's obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which is its sole asset. Separate financial statements of the Issuer are not presented because of the Company's guarantee described above; the Company's management has concluded that such financial statements are not material to investors and the Issuer is wholly-owned and essentially has no independent operations.

  Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Company common stock at the rate of 2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Company common stock). The Debentures are convertible at the option of the holders into shares of Company common stock at a conversion rate of 2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 1997 and 1996, no shares were converted into common stock.

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

7. SHAREHOLDERS' EQUITY

  Six hundred million shares of common stock, with a par value of $1 per share, are authorized, of which 203.8 million and 202.0 million were issued and outstanding as of January 2, 1998 and January 3, 1997, respectively. One million shares of no par value preferred stock are authorized with none outstanding. During 1995, substantially all outstanding shares of such preferred stock were converted into approximately five million shares of common stock with the remainder defeased.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES shares of Company common stock were issued. During 1997, approximately 60,000 warrants were exercised at $10.00 per share and an equivalent number of shares of Company common stock were issued. As of January 2, 1998, there were approximately 550,000 warrants outstanding.

  In February 1989, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock. Each right entitles the holder to buy 1/1,000th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $150 per share. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of at least 20%, or begins a tender or exchange offer for at least 30%, of the Company's common stock. Shares owned by a person or group on February 3, 1989 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and will expire on February 2, 1999, unless exercised or previously redeemed by the Company for $.01 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquiror having a value of twice the exercise price of the right.

8. INCOME TAXES

  Total deferred tax assets and liabilities at January 2, 1998 and January 3, 1997 were as follows:

                                                                 1997    1996
                                                                ------  ------
                                                                (IN MILLIONS)
   Deferred tax assets......................................... $  158  $  139
   Deferred tax liabilities....................................   (666)   (603)
                                                                ------  ------
     Net deferred income tax liability......................... $ (508) $ (464)
                                                                ======  ======

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997 follows:

                                                                 1997    1996
                                                                ------  ------
                                                                (IN MILLIONS)
   Investments in affiliates................................... $ (310) $ (303)
   Property and equipment......................................   (200)   (135)
   Safe harbor lease investments...............................    (65)    (73)
   Deferred tax gain...........................................    (92)    (92)
   Reserves....................................................    103      97
   Alternative minimum tax credit carryforwards................     41      26
   Other, net..................................................     15      16
                                                                ------  ------
     Net deferred income tax liability......................... $ (508) $ (464)
                                                                ======  ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The provision (benefit) for income taxes consists of:

                                                                 1997 1996  1995
                                                                 ---- ----  ----
                                                                 (IN MILLIONS)
   Current--Federal............................................. $19  $(2)  $  7
          --State...............................................   4    3      3
          --Foreign.............................................   3    3     --
                                                                 ---  ---   ----
                                                                  26    4     10
                                                                 ---  ---   ----
   Deferred--Federal............................................   8    2    (23)
           --State..............................................   2   (1)    --
                                                                 ---  ---   ----
                                                                  10    1    (23)
                                                                 ---  ---   ----
                                                                 $36  $ 5   $(13)
                                                                 ===  ===   ====

  At January 2, 1998, the Company had approximately $41 million of alternative minimum tax credit carryforwards available which do not expire.

  Through 1997, the Company settled with the Internal Revenue Service ("IRS") substantially all issues for tax years 1979 through 1993. The Company expects to resolve any remaining issues with no material impact on the consolidated financial statements. The Company made net payments to the IRS of approximately $10 million and $45 million in 1997 and 1996, respectively, related to these settlements. Certain adjustments totaling approximately $2 million and $11 million in 1996 and 1995, respectively, were made to the tax provision related to those settlements.

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                           1997  1996    1995
                                                           ----  -----   -----
   Statutory Federal tax rate............................. 35.0% (35.0)% (35.0)%
   State income taxes, net of Federal tax benefit.........  4.9   21.7     2.5
   Tax credits............................................ (2.7)    --    (0.1)
   Additional tax on foreign source income................  6.0   40.8      --
   Tax contingencies......................................   --   25.0    14.6
   Permanent items........................................   .1    9.0      --
   Other, net.............................................   .1    1.0     0.7
                                                           ----  -----   -----
     Effective income tax rate............................ 43.4%  62.5 % (17.3)%
                                                           ====  =====   =====

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

  Cash paid for income taxes, including IRS settlements, net of refunds received, was $56 million in 1997, $40 million in 1996 and $22 million in 1995.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

9. LEASES

  The Company leases certain property and equipment under non-cancelable operating and capital leases. Future minimum annual rental commitments for all non-cancelable leases are as follows:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                 (IN MILLIONS)
   1998.......................................................   $ 3    $  115
   1999.......................................................     3       112
   2000.......................................................     3       109
   2001.......................................................     3       106
   2002.......................................................     3       103
   Thereafter.................................................    16     1,361
                                                                 ---    ------
   Total minimum lease payments...............................    31    $1,906
                                                                        ======
   Less amount representing interest..........................    12
                                                                 ---
     Present value of minimum lease payments..................   $19
                                                                 ===

  As discussed in Note 12, the Company sold and leased back 37 of its Courtyard properties in 1995 and an additional 16 Courtyard properties in 1996 to a REIT. Additionally, in 1996, the Company sold and leased back 18 of its Residence Inns to the same REIT. These leases, which are accounted for as operating leases and are included above, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

  Leases also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

  Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals of $124 million payable to the Company under non-cancelable subleases.

  The Company remains contingently liable at January 2, 1998 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $110 million at January 2, 1998. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
   Minimum rentals on operating leases........................... $ 98 $83  $34
   Additional rentals based on sales.............................   20  16   17
                                                                  ---- ---  ---
                                                                  $118 $99  $51
                                                                  ==== ===  ===

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

10. EMPLOYEE STOCK PLANS

  At January 2, 1998, the Company has two stock-based compensation plans which are described below. Under the comprehensive stock plan (the "Comprehensive Plan"), the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock. In addition, the Company has an employee stock purchase plan (the "Employee Stock Purchase Plan"). The principal terms and conditions of the two plans are summarized below.

  Total shares of common stock reserved and available for issuance under employee stock plans at January 2, 1998 are:

                                                                   (IN MILLIONS)
   Comprehensive Plan.............................................       28
   Employee Stock Purchase Plan...................................        3
                                                                        ---
                                                                         31
                                                                        ===

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

  The Company continues to account for expense under its plans under the provisions of Accounting Principle Board Opinion 25 and related interpretations as permitted under SFAS No. 123. Accordingly, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

  For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.2%, 6.6% and 6.8%, respectively, volatility of 35%, 36% and 37%, respectively, expected lives of 12 years and no dividend yield. The weighted average fair value per option granted during the year was $13.13 in 1997, $8.68 in 1996 and $5.76 in 1995.

  Pro forma compensation cost for 1997, 1996 and 1995 would have reduced (increased) net income (loss) by approximately $330,000, ($150,000) and ($5,000), respectively. Basic and diluted earnings per share on a pro forma basis were not impacted by the pro forma compensation cost in 1997, 1996 and 1995.

  The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1995, 1996 and 1997 have been considered.

  In connection with the Special Dividend, the then outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. For all options held by certain current and former employees of Marriott International, the number and exercise price of the options were adjusted based on the trading prices of shares of the Company's common stock

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES immediately before and after the Special Dividend. Therefore, the options outstanding reflect these revised exercise prices. Pursuant to the Distribution Agreement between the Company and HM Services, the Company has the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. As of January 2, 1998, the Company valued this right at approximately $20 million, which is included in other assets. A summary of the status of the Company's stock option plan for 1997, 1996 and 1995 follows:

                                      1997                         1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                             SHARES        AVERAGE        SHARES        AVERAGE        SHARES        AVERAGE
                          (IN MILLIONS) EXERCISE PRICE (IN MILLIONS) EXERCISE PRICE (IN MILLIONS) EXERCISE PRICE
                          ------------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of
 year...................       8.3           $ 4           10.0           $ 4           11.7           $ 4
Granted.................        .1            20             .2            13             --            --
Exercised...............      (1.6)            4           (1.9)            4           (2.3)            4
Forfeited/Expired.......        --            --             --            --            (.3)            4
Adjustment for Special
 Dividend...............        --            --             --            --             .9             4
                              ----                         ----                         ----
Balance, at end of year.       6.8             4            8.3             4           10.0             4
                              ====                         ====                         ====
Options exercisable at
 year-end...............       6.4                          7.6                          8.5

  The following table summarizes information about stock options outstanding at January 2, 1998:

                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              ----------------------------------------- ------------------------
                  SHARES          WEIGHTED     WEIGHTED     SHARES      WEIGHTED
   RANGE OF     OUTSTANDING       AVERAGE      AVERAGE    EXERCISABLE   AVERAGE
   EXERCISE         AT           REMAINING     EXERCISE       AT        EXERCISE
    PRICES    JANUARY 2, 1998 CONTRACTUAL LIFE  PRICE   JANUARY 2, 1998  PRICE
   --------   --------------- ---------------- -------- --------------- --------
     1-3            4.4               9          $ 2          4.4         $ 2
     4-6            1.7               4            6          1.7           6
     7-9             .4              12            9           .3           9
    10-12            .1              14           12           --          --
    13-15            .1              14           15           --          --
    19-22            .1              15           20           --          --
                    ---                                       ---
                    6.8                                       6.4
                    ===                                       ===

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Deferred stock incentive plan shares granted in 1990 and prior years generally vest in annual installments commencing one year after the date of grant and continuing for 10 years. Employees also could elect to forfeit one-fourth of their deferred stock incentive plan award in exchange for accelerated vesting over a 10-year period. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1997, 1996 and 1995, 14,000, 13,000 and 158,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was $1 million in 1995 and was not material in 1996 and 1997. The weighted average fair value per share granted during each year was $15.81 in 1997, $11.81 in 1996 and $8.49 in 1995.

  In 1993, 3,537,000 restricted stock plan shares under the Comprehensive Plan were issued to officers and key executives to be distributed over the next three to 10 years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. In 1997 and 1996, 198,000 and 2,511,000 shares of additional restricted stock plan shares were granted to certain key employees under terms and conditions similar to the 1993 grants. Approximately 161,000 and 500,000 shares were forfeited in 1996 and 1995, respectively. There were no shares forfeited in 1997. The Company recorded compensation expense of $13 million, $11 million and $5 million in 1997, 1996 and 1995, respectively, related to these awards. The weighted average fair value per share granted during each year was $16.88 in 1997 and $14.01 in 1996. There were no restricted stock plan shares granted in 1995.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at the lower of market value at the beginning or end of the plan year.

11. PROFIT SHARING AND POSTEMPLOYMENT BENEFIT PLANS

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material in 1995 through 1997.

12. ACQUISITIONS AND DISPOSITIONS

  In 1997, the Company acquired eight full-service hotels totaling 3,600 rooms for approximately $145 million. In addition, the Company acquired controlling interests in nine full-service hotels totaling 5,024 rooms for approximately $621 million, including the assumption of approximately $418 million of debt. The Company also completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

  Also in 1997, the Company acquired the outstanding common stock of the Forum Group from MSLS (29 senior living communities) for approximately $460 million, including approximately $270 million in debt, as described in Note 5. In addition, the Company plans to add approximately 1,060 units to these communities for approximately $107 million through an expansion plan which will be completed in 1999. In 1997, approximately $56 million of the expansion plan had been completed (including approximately $33 million of debt financing provided by Marriott International). The Company also acquired 49% of the remaining 50% interest in the partnership which owned the 418-unit Leisure Park retirement community for approximately $23 million, including the assumption of approximately $15 million of debt.

  In 1996, the Company acquired six full-service hotels totaling 1,964 rooms for an aggregate purchase price of approximately $189 million. In addition, the Company acquired controlling interests in 17 full-service hotels totaling 8,917 rooms for an aggregate purchase price of approximately $1.1 billion, including the assumption of approximately $696 million of debt. The Company also purchased the first mortgage of the 504-room New York Marriott Financial Center for approximately $101 million.

  In 1995, the Company acquired nine full-service hotels totaling approximately 3,900 rooms in separate transactions for approximately $390 million.

  During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold and leased back from a REIT for approximately $330 million. The Company received net proceeds from the two transactions of approximately $297 million and will receive approximately $33 million upon expiration of the leases. A deferred gain of $14 million on the sale/leaseback transactions is being amortized over the initial term of the leases.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In the first and second quarters of 1996, the Company completed the sale and leaseback of 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million. The Company received net proceeds of approximately $314 million and will receive approximately $35 million upon expiration of the leases. A deferred gain of $45 million on the sale/leaseback transactions is being amortized over the initial term of the leases.

  The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above transactions and the refinancings and new debt activity discussed in Note 5 occurred on December 30, 1995, are as follows (in millions, except per share amounts):

                                                                   1997   1996
                                                                  ------ ------
     Revenues.................................................... $1,274 $1,121
     Income (loss) before extraordinary items....................     42    (24)
     Net income (loss)...........................................     45    (24)
     Basic earnings (loss) per common share:
      Income (loss) before extraordinary items...................    .21   (.13)
      Basic earnings (loss) per common share.....................    .22   (.13)
     Diluted earnings (loss) per common share:
      Income (loss) before extraordinary items...................    .20   (.13)
      Diluted earnings (loss) per common share...................    .22   (.13)


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of certain financial assets and liabilities and other financial instruments are shown below:

                                                        1997           1996
                                                   -------------- --------------
                                                   CARRYING FAIR  CARRYING FAIR
                                                    AMOUNT  VALUE  AMOUNT  VALUE
                                                   -------- ----- -------- -----
                                                           (IN MILLIONS)
     Financial assets
       Short-term marketable securities...........  $ 354   $ 354  $  --   $  --
       Receivables from affiliates................     23      26    156     174
       Notes receivable...........................     31      48    141     155
       Other......................................     20      20     13      13
     Financial liabilities
       Debt, net of capital leases................  3,764   3,815  2,636   2,654
     Other financial instruments
       Convertible Preferred Securities...........    550     638    550     595
       Interest rate swap agreements..............     --      --     --       1
       Affiliate debt service commitments.........     --      --     --      --

  Short-term marketable securities and Convertible Preferred Securities are valued based on quoted market prices. Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of the Line of Credit and other notes are estimated to be equal to their carrying value. Senior Notes are valued based on quoted market prices.

  The Company is contingently liable under various guarantees of obligations of certain affiliates (affiliate debt service commitments) with a maximum commitment of $60 million at January 2, 1998 and $117 million at January 3, 1997. A fair value is assigned to commitments with expected future fundings. The fair value of the commitments represents the net expected future payments discounted at risk-adjusted rates. Such payments are accrued on an undiscounted basis.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The fair value of interest rate swap agreements is based on the estimated amount the Company would pay or receive to terminate the swap agreements. The aggregate notional amount of the agreements was $100 million at January 2, 1998 and $525 million at January 3, 1997.

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

  The Company and Marriott International have entered into various agreements in connection with the Marriott International Distribution and thereafter which provide, among other things, that (i) the majority of the Company's hotel lodging properties are managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to an additional 16 to 30 years (see Note 15); (ii) 10 of the Company's full-service properties are operated under franchise agreements with Marriott International with terms of 15 to 30 years; (iii) all of the Company's senior living communities are managed by MSLS under agreements with initial terms of 25 to 30 years and which are subject to renewal at the option of Marriott International for an additional five to ten years (see Note 16); (iv) Marriott International provided the Company with $92 million of financing at an average rate of 9% in 1997 (and may provide additional financing as the expansion plan is completed) in conjunction with the acquisition of senior living communities from Marriott International (see Notes 5 and 12); (v) the Company acquired 49% of Marriott International's 50% interest in the Leisure Park retirement community in 1997 for $23 million, including approximately $15 million of assumed debt; (vi) Marriott International guarantees the Company's performance in connection with certain loans and other obligations ($107 million at January 2, 1998); (vii) the Company borrowed and repaid $109 million of first mortgage financing for construction of the Philadelphia Marriott (see Note 5); (viii) Marriott International provided the Company with $70 million of mortgage financing in 1995 for the acquisition of three full-service properties by the Company at an average interest rate of 8.5% (Marriott International subsequently sold one of the loans in November 1996); (ix) Marriott International and the Company formed a joint venture and Marriott International provided the Company with $29 million in debt financing at an average interest rate of 12.7% and $28 million in preferred equity in 1996 for the acquisition of two full-service properties in Mexico City, Mexico; (x) in 1995, the Company also acquired a full-service property from a partnership in which Marriott International owned a 50% interest; and (xi) Marriott International provides certain limited administrative services.

  In 1997, 1996 and 1995, the Company paid to Marriott International $162 million, $101 million and $67 million, respectively, in hotel management fees; $13 million, $18 million and $21 million, respectively, in interest and commitment fees under the debt financing and line of credit provided by Marriott International, $3 million, $4 million and $12 million, respectively, for limited administrative services. The Company also paid Marriott International $4 million, $2 million and $1 million, respectively, of franchise fees in 1997, 1996 and 1995. In connection with the acquisition of the Forum Group, the Company paid Marriott International $6 million in senior living community management fees during 1997.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

15. HOTEL MANAGEMENT AGREEMENTS

  Most of the Company's hotels are subject to management agreements (the "Agreements") under which Marriott International manages most of the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to one to four percent of sales and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

  Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

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

  The Company has entered into franchise agreements with Marriott International for ten hotels. Pursuant to these franchise agreements, the Company generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

  The Company has entered into management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, to manage four of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to four percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

  The Company has also entered into management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 12 of its hotels (10 of which are franchised under the Marriott brand). These agreement generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party of up to an additional one to 15 years. The agreement generally provide for payment of base management fees equal to one to three percent of sales. Seven of the 12 agreements also provide for incentive management fees generally equal to 15 to 20 percent of available cash flow, as defined in the agreements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  At January 2, 1998 and January 3, 1997, $75 million and $76 million, respectively, have been advanced to the hotel managers for working capital and are included in "Due From Managers" in the accompanying consolidated balance sheets.

16. SENIOR LIVING COMMUNITY OPERATING AGREEMENTS

  The Company's senior living communities (the "Communities") are subject to operating agreements (the "SLC Agreements") which provide for MSLS to operate the communities, generally for an initial term of 25 to 30 years with renewal terms subject to certain performance criteria at the option of MSLS of up to an additional five to ten years. The SLC Agreements provide for payment of base management fees generally equal to five to eight percent of gross revenues and incentive management fees generally equal to zero to 20% of Operating Profit (as defined in the SLC Agreements) over a priority return to the Company. In the event of early termination of the SLC Agreements, MSLS will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain, but not all, management agreements if specified performance thresholds are not satisfied. No SLC Agreement with respect to a single community is cross-collateralized or cross-defaulted to any other SLC Agreement and any single SLC Agreement may be terminated following a default by the Company or MSLS, although such termination will not trigger the cancellation of any other SLC Agreement.

  Pursuant to the terms of the SLC Agreements, MSLS is required to furnish the Communities with certain services ("Central Administrative Services") which are provided on a central or regional basis to all properties in the Marriott Retirement Community System. These services include the development and operation of computer systems, computer payroll and accounting services, marketing and public relations services, and such additional services as may from time-to-time be performed more efficiently on a central or regional level. The SLC Agreements establish payment of Central Administrative Services fees generally equal to 0% of Gross Revenues for the first year and 2% thereafter.

  MSLS is required under the SLC Agreements to deduct an amount from gross revenues and place the funds into an interest bearing reserve account to cover the cost of (a) certain routine repairs and maintenance to the Communities which are normally capitalized; and (b) replacements and renewals to the Communities' property and improvements. The annual payment amount (expressed as a percentage of gross revenues) generally will be 2.65% through fiscal year 2002, 2.85% for fiscal years 2003 through 2007, and 3.5% thereafter. The SLC Agreements provide that the Company shall provide MSLS with sufficient funds to cover the cost of certain major or non-routine repairs, alterations, improvements, renewals and replacements to the Communities which are required to maintain a competitive, efficient and economical operating condition in accordance with Marriott standards or for the continued safe and orderly operation of the Communities.

  At January 2, 1998, approximately $6 million has been advanced to MSLS for working capital for the senior living communities.

17. LITIGATION

  The Company is from time-to-time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

  In the fourth quarter of 1997, the Company reached a settlement in a lawsuit against Trinity Industries and others for claims related to construction of the New York Marriott Marquis. In settlement of the lawsuit, the Company and its affiliate received a cash settlement of approximately $70 million, the majority of which was considered a recovery of construction costs and $10 million of which has been recorded as other revenues in the accompanying financial statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

18. HOTEL AND SENIOR LIVING COMMUNITY OPERATIONS

  As discussed in Note 1, revenues reflect house profit from the Company's hotel properties and senior living communities. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel and senior living communities' operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses.

  Accordingly, the following table presents the details of house profit for the Company's hotels for 1997, 1996 and 1995:

                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN MILLIONS)
   Sales
     Rooms.............................................. $1,850  $1,302  $  908
     Food and Beverage..................................    776     515     363
     Other..............................................    180     125      81
                                                         ------  ------  ------
       Total Hotel Sales................................  2,806   1,942   1,352
                                                         ------  ------  ------
   Department Costs
     Rooms..............................................    428     313     226
     Food and Beverage..................................    592     406     284
     Other..............................................    189      63      43
                                                         ------  ------  ------
       Total Department Costs...........................  1,209     782     553
                                                         ------  ------  ------
   Department Profit....................................  1,597   1,160     799
   Other Deductions.....................................   (504)   (443)   (325)
                                                         ------  ------  ------
   House Profit......................................... $1,093  $  717  $  474
                                                         ======  ======  ======

  The following table presents the details of house profit for the Company's senior living communities for 1997 (in millions):

   Senior Living Communities Sales........................................ $111
   Department Costs.......................................................   74
                                                                           ----
   House Profit........................................................... $ 37
                                                                           ====

19. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

  The Company operates in two business segments in the lodging industry: hotels and senior living communities. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands, contain an average of nearly 500 rooms, as well as supply other amenities such as meeting space and banquet facilities; a variety of restaurants and lounges; gift shops; and swimming pools. They are typically located in downtown, airport, suburban and resort areas throughout the United States. Senior living communities generally contain 100 to 300 units and offer a variety of senior care services that include independent living, assisted living and health care. The communities provide security, meals, housekeeping, linen service and 24-hour emergency health care.

  The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses, and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and is allocated based upon the relative contribution to the Company's consolidated taxable income/loss and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the consolidated financial statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The following table presents revenues and other financial information by business segment (in millions):

                                                            1997
                                            ------------------------------------
                                                   SENIOR CORPORATE
                                            HOTELS LIVING  & OTHER  CONSOLIDATED
                                            ------ ------ --------- ------------
Revenues................................... $1,093  $ 37    $ 17       $1,147
Operating profit (loss)....................    444    17     (12)         449
Interest expense...........................    281    15       6          302
Interest income............................     40     1      11           52
Depreciation and amortization .............    226     9       5          240
Capital expenditures.......................    153     3       4          160
Total assets...............................  5,787   623     116        6,526
                                                            1996
                                            ------------------------------------
                                                   SENIOR CORPORATE
                                            HOTELS LIVING  & OTHER  CONSOLIDATED
                                            ------ ------ --------- ------------
Revenues................................... $  717  $ --    $ 15       $  732
Operating profit (loss) ...................    256    --     (23)         233
Interest expense...........................    228    --       9          237
Interest income............................     31    --      17           48
Depreciation and amortization..............    165    --       3          168
Capital expenditures.......................    156    --       3          159
Total assets...............................  4,770    --     382        5,152
                                                            1995
                                            ------------------------------------
                                                   SENIOR CORPORATE
                                            HOTELS LIVING  & OTHER  CONSOLIDATED
                                            ------ ------ --------- ------------
Revenues................................... $  474  $ --    $ 10       $  484
Operating profit (loss) ...................    193    --     (79)         114
Interest expense ..........................    161    --      17          178
Interest income............................     11    --      16           27
Depreciation and amortization..............    117    --       5          122
Capital expenditures.......................    154    --       6          160
Total assets...............................  3,175    --     382        3,557

  As of January 2, 1998, the Company's foreign operations consist of four full-service hotel properties located in Canada and two full-service hotel properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in millions):

                           1997                1996                1995
                    ------------------- ------------------- -------------------
                             LONG-LIVED          LONG-LIVED          LONG-LIVED
                    REVENUES   ASSETS   REVENUES   ASSETS   REVENUES   ASSETS
                    -------- ---------- -------- ---------- -------- ----------
United States......  $1,108    $4,995     $714     $3,587     $482     $2,842
International......      39       222       18        218        2         40
                     ------    ------     ----     ------     ----     ------
  Total............  $1,147    $5,217     $732     $3,805     $484     $2,882
                     ======    ======     ====     ======     ====     ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1997
                         ---------------------------------------------------------
                           FIRST      SECOND      THIRD      FOURTH      FISCAL
                          QUARTER     QUARTER    QUARTER     QUARTER      YEAR
                         ---------   ---------  ---------   ---------   ----------
                          (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Revenues................  $    252    $    270   $    246    $    379   $    1,147
Operating profit before
 minority interest,
 corporate expenses and
 interest...............        91         124         89         145          449
Income before
 extraordinary items ...         6          26          6           9           47
Net income..............        11          26          6           7           50
Basic earnings per
 common share:
 Income before
  extraordinary items ..       .03         .13        .03         .04          .23
 Net income.............       .05         .13        .03         .03          .25
Diluted earnings per
 common share:
 Income before
  extraordinary items ..       .03         .13        .03         .04          .23
 Net income.............       .05         .13        .03         .03          .24
                                               1996
                         ---------------------------------------------------------
                           FIRST      SECOND      THIRD      FOURTH      FISCAL
                          QUARTER     QUARTER    QUARTER     QUARTER      YEAR
                         ---------   ---------  ---------   ---------   ----------
                          (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Revenues................  $    130    $    167   $    167    $    268   $      732
Operating profit before
 minority interest,
 corporate expenses and
 interest...............        38          62         49          84          233
Income (loss) before
 extraordinary items....       (12)          7         (2)         (6)         (13)
Net income (loss).......       (12)          7         (2)         (6)         (13)
Basic earnings (loss)
 per common share:
 Income (loss) before
  extraordinary items ..      (.07)        .04       (.01)       (.03)        (.07)
 Net income (loss)......      (.07)        .04       (.01)       (.03)        (.07)
Diluted earnings (loss)
 per common share:
 Income (loss) before
  extraordinary items...      (.07)        .03       (.01)       (.03)        (.07)
 Net income (loss)......      (.07)        .03       (.01)       (.03)        (.07)

  The first three quarters consist of 12 weeks each in both 1997 and 1996, and the fourth quarter includes 16 weeks in 1997 and 17 weeks in 1996. The sum of the basic and diluted earnings (loss) per common share for the four quarters in 1997 and 1996 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information called for by Items 10-13 is incorporated by reference from the Host Marriott Corporation 1998 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

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

      Financial Schedules:

                                                                         PAGE
                                                                      ----------
     I.   Condensed Financial Information of Registrant.............  S-1 to S-7
     III. Real Estate and Accumulated Depreciation..................  S-8 to S-9

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (3) EXHIBITS

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   3.1(i)  Restated Certificate of Incorporation of Marriott Corporation
           (incorporated by reference to Current Report on Form 8-K dated
           October 23, 1993).
   3.1(ii) Certificate of Correction filed to correct a certain error in the
           Restated Certificate of Incorporation of Host Marriott Corporation
           filed in the Office of the Secretary of State of Delaware on August
           11, 1992, filed in the Office of the Secretary of State of Delaware on October 11, 1994 (incorporated by reference to Registration
           Statement No. 33-54545).
   3.2     Amended Marriott Corporation Bylaws (incorporated by reference to
           Current Report on Form 8-K dated October 23, 1993).
   4.2(i)  Rights Agreement between Marriott Corporation and the Bank of New
           York as Rights Agent dated February 3, 1989 (incorporated by reference to Registration Statement No. 33-62444).
   4.2(ii) First Amendment to Rights Agreement between Marriott Corporation and Bank of New York as Rights Agent dated as of October 8, 1993
           (incorporated by reference to Registration Statement No. 33-51707).
   4.3     Indenture by and among HMC Acquisition Properties, Inc., as Issuer,
           HMC SFO, Inc., as Subsidiary Guarantors, and Marine Midland Bank,
           as Trustee (incorporated by reference to Registration Statement No.
           333-00768).
   4.4     Indenture by and among HMH Properties Inc., as Issuer, HMH
           Courtyard Properties, Inc., HMC Retirement Properties, Inc.,
           Marriott Financial Services, Inc., Marriott SBM Two Corporation,
           HMH Pentagon Corporation and Host Airport Hotels, Inc., as
           Subsidiary Guarantors, and Marine Midland Bank, as Trustee
           (incorporated by reference to Registration Statement No. 33-95058).
   4.5(i)  Warrant Agreement dated as of October 14, 1994 by and between Host
           Marriott Corporation and First Chicago Trust Company of New York as
           Warrant Agent (incorporated by reference to Registration Statement
           No. 33-80801).
   4.5(ii) First Supplemental Warrant Agreement dated December 22, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation
           and First Chicago Trust Company as Warrant Agent (incorporated by reference to Registration Statement No. 33-80801).
  10.1     Marriott Corporation Executive Deferred Compensation Plan dated as of December 6, 1990 (incorporated by reference from Exhibit 19(i)
           of the Annual Report on Form 10-K for the fiscal year ended
           December 28, 1991).
  10.2     Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan
           effective as of October 8, 1993 (incorporated by reference from
           Current Report on Form 8-K dated October 23, 1993).
  10.3     Distribution Agreement dated as of September 15, 1993 between
           Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
           1993).
  10.4     Amendment No. 1 to the Distribution Agreement dated September 15,
           1993 by and among Host Marriott Corporation, Host Marriott Services
           Corporation and Marriott International (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
  10.5     Distribution Agreement dated December 22, 1995 by and between Host
           Marriott Corporation and Host Marriott Services Corporation (in-
           corporated by reference from Current Report on Form 8-K dated Jan-
           uary 16, 1996).
  10.6     Tax Sharing Agreement dated as of October 5, 1993 by and between
           Marriott Corporation and Marriott International, Inc. (incorporated by reference from Current Report on Form 8-K dated October 23,
           1993).

   EXHIBIT
     NO.                                 DESCRIPTION
   -------                               -----------
  10.7       Assignment and License Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
             (incorporated by reference from Current Report on Form 8-K dated
             October 23, 1993).
  10.8       Amendment No. 1 to the Assignment and License Agreement dated as of October 8, 1993 by and between Marriott International, Inc. and
             Host Marriott Corporation (incorporated by reference from Current
             Report on Form 8-K dated January 16, 1996).
  10.9       Transitional Corporate Services Agreement dated December 28, 1995 by and between Host Marriott Corporation and Host Marriott
             Services Corporation (incorporated by reference from Current
             Report on Form 8-K dated January 16, 1996).
  10.10      Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
             (incorporated by reference from Current Report on Form 8-K dated
             October 23, 1993).
  10.11      Noncompetition Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
             (incorporated by reference from Current Report on Form 8-K dated
             October 23, 1993).
  10.12      Amendment No. 1 to the Noncompetition Agreement dated October 8,
             1993 by and between Host Marriott Corporation and Marriott
             International, Inc. (incorporated by reference from Current Report on Form 8-K dated January 16, 1996).
 #10.13      Host Marriott Lodging Management Agreement-Marriott Hotels,
             Resorts and Hotels dated September 25, 1993 by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Registration Statement No. 33-
             51707).
 #10.14(ii)  Host Marriott Lodging Management Agreement-Courtyard Hotels dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
 #10.14(iii) Host Marriott Lodging Management Agreement-Residence Inns dated
             September 25, 1993 by and between Marriott Corporation and
             Marriott International, Inc. (incorporated by reference to
             Registration Statement No. 33-51707).
  10.15(i)   Consolidation Letter Agreement pertaining to Courtyard Hotels dated September 25, 1993 between a subsidiary of Marriott
             International, Inc. and a subsidiary of the Company (incorporated by reference to Registration Statement No. 33-51707).
  10.16(ii)  Consolidation Letter Agreement pertaining to Residence Inns dated
             September 25, 1993 between a subsidiary of Marriott International,
             Inc. and a subsidiary of the Company (incorporated by reference to
             Registration Statement No. 33-51707).
  10.17      Employee Benefits and Other Employment Matters Allocation
             Agreement dated as of December 29, 1995 by and between Host
             Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form 8-K dated
             January 16, 1996).
  10.18      Tax Sharing Agreement dated as of December 29, 1995 by and between
             Host Marriott Corporation and Host Marriott Services Corporation
             (incorporated by reference from Current Report on Form 8-K dated
             January 16, 1996).
  10.19      Marriott/Host Marriott Employees' Profit Sharing Retirement and
             Savings Plan and Trust (incorporated by reference from
             Registration Statement No. 33-62444).
  10.20      Working Capital Agreement by and between Host Marriott Corporation and Marriott International, Inc. dated as of September 25, 1993
             (incorporated by reference from Registration Statement
             No. 33-62444).

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.21  $225,000,000 Revolving Line and Guarantee Reimbursement Agreement
         dated as of June 26, 1995 among Host Marriott Corporation as Borrower,
         Marriott International, Inc. as Lender, and certain Subsidiaries of
         Host Marriott Corporation as Guarantors (incorporated by reference from Current Report on Form 8-K dated July 17, 1995).
  10.22  Amendment No. 2 dated as of June 19, 1997 to Revolving Credit Line and
         Guarantee Reimbursement Agreement dated as of June 26, 1995, as amended by Amendment No. 1 dated as of October 4, 1995, among Host
         Marriott Corporation as Borrower, Marriott International, Inc. as
         Lender and certain Subsidiaries of Host Marriott Corporation signatory thereto and hereto.
  10.23  $500,000,000 Credit Agreement dated as of June 19, 1997 among HMC
         Capital Resources Holdings Corporation, HMC Capital Corporation, HMC
         Capital Resources Corporation as Borrower, the Banks party hereto from time-to-time, Credit Lyonnais New York Branch, The Bank of Nova Scotia
         and Wells Fargo Bank, National Association as Co-Agents, The Bank of
         Nova Scotia as Documentation Agent, Wells Fargo Bank, National
         Association as Syndication Agent and Bankers Trust Company as Arranger
         and Administrative Agent.
  21     Subsidiaries of Host Marriott Corporation.

--------
# Agreement filed is illustrative of numerous other agreements to which the Company is a party.

  (b) REPORTS ON FORM 8-K

    . September 25, 1997--Report of the announcement that the Company successfully completed the purchase of a majority of the limited partnership units in the Chesapeake Hotel Limited Partnership which owns six full-service hotel properties.

    . October 23, 1997--Amendment to Current Report on Form 8-K/A dated
      August 15, 1997 by filing financial statements of an acquired business, Manhattan Beach Hotel Partners, L.P., and certain pro forma financial information for Host Marriott Corporation.

    . November 24, 1997--Amendment to Current Report on Form 8-K dated
      September 10, 1997 by filing financial statements of an acquired business, Chesapeake Hotel Limited Partnership, and certain pro forma financial information for Host Marriott Corporation.

  (d) OTHER INFORMATION

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BETHESDA, STATE OF MARYLAND, ON MARCH 25, 1998.

                                          Host Marriott Corporation

                                          By    /s/ Robert E. Parsons, Jr.
                                            -----------------------------------
                                                  Robert E. Parsons, Jr.
                                                 Executive Vice President
                                                and Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURES                         TITLE                  DATE
               ----------                         -----                  ----
         /s/ Terence C. Golden          President, Chief            March 25, 1998
 -------------------------------------- Executive Officer and
            Terence C. Golden           Director
                                        (Principal Executive
                                        Officer)

       /s/ Robert E. Parsons, Jr.       Executive Vice President    March 25, 1998
 -------------------------------------- and Chief Financial
         Robert E. Parsons, Jr.         Officer (Principal
                                        Financial Officer)

         /s/ Donald D. Olinger          Senior Vice President       March 25, 1998
 -------------------------------------- and Corporate Controller
           Donald D. Olinger            (Principal Accounting
                                        Officer)

        /s/ Richard E. Marriott         Chairman of the Board of    March 25, 1998
 -------------------------------------- Directors
          Richard E. Marriott

         /s/ R. Theodore Ammon          Director                    March 25, 1998
 --------------------------------------
           R. Theodore Ammon

          /s/ Robert M. Baylis          Director                    March 25, 1998
 --------------------------------------
            Robert M. Baylis

         /s/ J.W. Marriott, Jr.         Director                    March 25, 1998
 --------------------------------------
           J.W. Marriott, Jr.

        /s/ Ann Dore McLaughlin         Director                    March 25, 1998
 --------------------------------------
          Ann Dore McLaughlin

       /s/ Harry L. Vincent, Jr.        Director                    March 25, 1998
 --------------------------------------
         Harry L. Vincent, Jr.

                                                                      SCHEDULE 1
                                                                     PAGE 1 OF 7

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                          JANUARY 2, JANUARY 3,
                                                             1998       1997
                         ASSETS                           ---------- ----------
                                                              (IN MILLIONS)
Property and Equipment, net..............................   $2,786     $2,332
Investments in Affiliates................................       13         11
Notes Receivable, net....................................       54        157
Due from Managers........................................       53         54
Investment in and Advances to Restricted Subsidiaries....      963        611
Other Assets.............................................      176        181
Short-term marketable securities.........................      163        --
Cash and Cash Equivalents................................      247        563
                                                            ------     ------
    Total Assets.........................................   $4,455     $3,909
                                                            ======     ======
          LIABILITIES AND SHAREHOLDERS' EQUITY
Debt.....................................................   $1,958     $1,565
Accounts Payable and Accrued Expenses ...................       97         62
Deferred Income Taxes ...................................      363        377
Other Liabilities........................................      287        228
                                                            ------     ------
    Total Liabilities....................................    2,705      2,232
                                                            ------     ------
Company-obligated Mandatorily Redeemable Convertible
 Preferred Securities
 of a Subsidiary Trust Holding Company Substantially All
 of Whose Assets
 are the Convertible Subordinated Debentures Due 2026
 ("Convertible
 Preferred Securities")..................................      550        550
                                                            ------     ------
Shareholders' Equity
  Common Stock...........................................      204        202
  Additional Paid-in Capital.............................      947        926
  Retained Earnings (deficit)............................       49         (1)
                                                            ------     ------
                                                             1,200      1,127
                                                            ------     ------
    Total Liabilities and Shareholders' Equity ..........   $4,455     $3,909
                                                            ======     ======

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.

           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 7

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

                                                           1997   1996   1995
                                                           -----  -----  -----
                                                             (IN MILLIONS)
Revenues.................................................. $ 684  $ 413  $ 229
Operating costs and expenses..............................   447    324    233
                                                           -----  -----  -----
Operating profit (loss) before minority interest,
 corporate expenses and interest..........................   237     89     (4)
Minority interest.........................................   (32)    (6)    (2)
Corporate expenses .......................................   (30)   (28)   (23)
Interest expense..........................................  (172)  (135)  (105)
Dividends on Convertible Preferred Securities of
 subsidiary trust.........................................   (37)    (3)   --
Interest income...........................................    24     21     11
                                                           -----  -----  -----
Loss before income taxes and equity in earnings of
 Restricted Subsidiaries .................................   (10)   (62)  (123)
Equity in earnings of Restricted Subsidiaries.............    93     54     28
(Provision) benefit for income taxes......................   (36)    (5)    13
                                                           -----  -----  -----
Income (loss) from continuing operations..................    47    (13)   (82)
Loss from discontinued operations, net-of-tax.............   --     --     (61)
                                                           -----  -----  -----
Income (loss) before extraordinary items..................    47    (13)  (143)
Extraordinary items--Gain on extinguishment of debt, net
 of tax...................................................     3    --     --
                                                           -----  -----  -----
 Net income (loss)........................................ $  50  $ (13) $(143)
                                                           =====  =====  =====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information.

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 7

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

   FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND DECEMBER 29, 1995

                                                           1997   1996   1995
                                                          ------  -----  -----
                                                            (IN MILLIONS)
Cash from (used in) operations........................... $  266  $  74  $ (25)
                                                          ------  -----  -----
Investing Activities
  Net proceeds from sale of assets.......................     35     23     18
  Capital expenditures...................................    (82)   (66)   (88)
  Acquisitions...........................................   (222)  (423)   (61)
  Dividends from Restricted Subsidiaries.................     54     29     36
  Purchases of short-term marketable securities..........   (163)   --     --
  Other..................................................     (5)    30     50
                                                          ------  -----  -----
    Cash used in investing activities....................   (383)  (407)   (45)
                                                          ------  -----  -----
Financing Activities
  Issuances of debt......................................    266     48    175
  Issuances of Convertible Preferred Securities, net.....    --     533    --
  Issuances of common stock..............................      6    454     13
  Repayments of debt.....................................   (493)  (253)  (245)
  Transfers from Marriott International and Restricted
   Subsidiaries, net.....................................    --       8    163
  Other..................................................     22     28    --
                                                          ------  -----  -----
    Cash (used in) from financing activities.............   (199)   818    106
                                                          ------  -----  -----
(Decrease) increase in cash and cash equivalents......... $ (316) $ 485  $  36
                                                          ======  =====  =====

--------
The Notes to Consolidated Financial Statements of Host Marriott Corporation and Subsidiaries are an integral part of these statements.


           See Accompanying Notes to Condensed Financial Information.

                                                                     SCHEDULE I
                                                                    PAGE 4 OF 7

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

      On July 10, 1997, Properties and Acquisitions completed consent solicitations (the "Consent Solicitations") with holders of their senior notes to amend certain provisions of their senior notes indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold required to permit Properties to make distributions to affiliates.

      Concurrent with the Consent Solicitations and the Merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes (the "New Properties Notes") at par with a maturity of July 2007.

      The Properties Notes, the Acquisitions Notes and the New Properties Notes are guaranteed on a joint and several basis by certain of Properties' subsidiaries and rank pari passu in right of payment with all other existing future senior indebtedness of Properties. Properties is the owner of 58 of the Company's 95 lodging properties at January 2, 1998.

      The net assets of Properties at January 2, 1998 were approximately $518 million, substantially all of which were restricted. The indentures governing the Properties Notes, the Acquisitions Notes and the New Properties Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries and enter into certain mergers and consolidations.

      HMC Capital Resources Corporation ("Resources") was incorporated in Delaware on June 5, 1997, to acquire and own full-service hotels. HMC Capital Corporation ("Capital") was incorporated as a Delaware Corporation on November 25, 1996, and is the holder of a mortgage on the New York Marriott Financial Center Hotel, which is owned by Resources. The combined companies (collectively "Capital Resources") are wholly-owned subsidiaries of HMC Capital Resources Holding Corporation ("Holdings"), a Delaware corporation formed on June 5, 1998, which is a wholly-owned subsidiary of the Parent Company.

                                                                     SCHEDULE I
                                                                    PAGE 5 OF 7

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           NOTES TO CONSOLIDATED FINANCIAL INFORMATION--(CONTINUED)

      On June 19, 1997, the Parent Company contributed six full-service hotels and other assets to Resources which, when combined with the mortgage for one of the six hotels held by Capital, represented a total contribution of approximately $447 million. Capital Resources is the owner of seven of the Company's 95 lodging properties at January 2, 1998.

      On June 19, 1997, Resources entered into a revolving line of credit agreement (the "Credit Agreement") with a group of commercial banks under which it may borrow up to $500 million for certain permitted uses. Any outstanding borrowings on the Credit Agreement as of June 19, 2000, will be converted to a term loan arrangement with all unpaid advances due June 19, 2004. Borrowings under the Credit Agreement are secured by substantially all of the assets of Capital Resources and its subsidiaries and are also guaranteed in their entirety by the Parent Company and Holdings.

      The Credit Agreement contains covenants that, among other things, limit Capital Resources' ability to pay dividends, incur additional debt, create additional liens on its assets, engage in certain transactions with affiliates, make investments and incur certain capital expenditures. Capital Resources is also required to make certain contributions to a property improvement fund and to maintain certain debt coverage and leverage ratios.

      Interest on the Credit Agreement is accrued at either the Eurodollar rate plus 170 basis points or at the prime rate plus 70 basis points at Capital Resources' option. Capital Resources also owes a commitment fee of 35 basis points on the unused commitment, with payments due quarterly in February, May, August and November. The Company paid commitment fees of $941,000 for the fiscal year ended January 2, 1998. The Company drew $22.2 million for the acquisition of one property. The loan matures March 1998 and accrues interest at 7.6%.

      Properties and Capital Resources are restricted subsidiaries of the Parent Company (the "Restricted Subsidiaries") and are accounted for under the equity method of accounting on the accompanying condensed financial information of the Parent Company.

  B) On October 8, 1993 (the "Marriott International Distribution Date"), the Parent Company distributed, through a special tax-free dividend (the "Marriott International Distribution") to holders of its common stock (on a share-for-share basis) all outstanding shares of common stock of an existing wholly-owned subsidiary, Marriott International, Inc. ("Marriott International"). Under the terms of an exchange offer (the "Exchange Offer"), which the Parent Company completed in connection with the Marriott International Distribution, the Parent Company secured certain notes (the "Old Series I Notes") with a principal balance of $87 million equally and ratably with senior notes (the "Hospitality Notes") issued in the Exchange Offer by Host Marriott Hospitality, Inc. ("Hospitality"), an indirect wholly-owned subsidiary of the Parent Company. The Old Series I Notes were repaid upon its maturity in May 1995. Interest expense includes $4 million in 1995 related to the pushed-down debt discussed above.

  C) Properties paid $54 million, $29 million and $36 million in 1997, 1996 and 1995, respectively, in cash dividends to the Parent Company as permitted under the indenture agreements. There were no cash dividends paid to the Parent Company by Capital Resources in 1997.

                                                                     SCHEDULE I
                                                                    PAGE 6 OF 7

                           HOST MARRIOTT CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           NOTES TO CONSOLIDATED FINANCIAL INFORMATION--(CONTINUED)

  D) The Parent Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel in 1997. The Parent Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Parent Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes.

      In December 1997, the Parent Company successfully completed the refinancing of the Marriott Hotel Properties Limited Partnership mortgage debt for approximately $152 million. The new mortgage bears interest at 7.48% and matures in January 2008. In connection with the refinancing, the Parent Company recognized an extraordinary loss of $2 million which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.


      Aggregate debt maturities at January 2, 1998, excluding $19 million in capital lease obligations, are (in millions):

   1998................................................................. $   345
   1999.................................................................      54
   2000.................................................................     131
   2001.................................................................     216
   2002.................................................................      63
   Thereafter...........................................................   1,130
                                                                         -------
                                                                         $ 1,939
                                                                         =======

  E) In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Parent Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer and are fully, irrevocably and unconditionally guaranteed by the Parent Company. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Parent Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which are its sole asset.

      Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Parent Company common stock at the rate of 2.6876 shares per Convertible Preferred Security (equivalent to a conversion price of $18.604 per share of Parent Company common stock). The Debentures are convertible at the option of the holders into shares of Parent Company common stock at a conversion rate of 2.6876 shares for each $50 in principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Securities. During 1997 and 1996, no shares were converted into common stock.

                                                                     SCHEDULE I
                                                                    PAGE 7 OF 7

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

  F) The accompanying statements of income reflect the equity in earnings of Restricted Subsidiaries after elimination of interest expense (see Note
      B) and before income taxes. The Restricted Subsidiaries are included in the consolidated income tax returns of Host Marriott Corporation.

  G) As more fully described in Note 2 to the Company's consolidated financial statements, the Company completed a special dividend to shareholders on December 29, 1995 of its operating group (the "Operating Group") which comprised its food, beverage and merchandise concessions business. The accompanying condensed financial information has been restated to reflect the Operating Group as discontinued operations for the fiscal year ended December 29, 1995.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                JANUARY 2, 1998
                                 (IN MILLIONS)

                                                               GROSS AMOUNT AT
                             INITIAL COSTS                     JANUARY 2, 1998
                           ------------------             --------------------------
                                              SUBSEQUENT                                             DATE OF
                                 BUILDINGS &     COSTS          BUILDINGS &          ACCUMULATED  COMPLETION OF   DATE
   DESCRIPTION      DEBT   LAND  IMPROVEMENTS CAPITALIZED LAND  IMPROVEMENTS  TOTAL  DEPRECIATION CONSTRUCTION  ACQUIRED
   -----------     ------- ----- ------------ ----------- ----- ------------ ------- ------------ ------------- --------
Full-service
hotels:
 New York
 Marriott Marquis
 Hotel, New York,
 NY..............  $   282 $ --    $   520       $  36    $ --    $   556    $   556      (127)         1986        N/A
 San Francisco
 Moscone Center,
 San Francisco,
 CA..............      --    --        278           8      --        286        286       (42)         1989        N/A
 Other full-
 service
 properties, each
 less than 5% of
 total...........    1,502   394     3,030         446      404     3,466      3,870      (312)      various    various
                   ------- -----   -------       -----    -----   -------    -------    ------
 Total full-serv-
 ice.............    1,784   394     3,828         490      404     4,308      4,712      (481)
Senior living
communities......      195   103       436          35      103       471        574        (8)      various       1997
Other properties,
each less than 5%
of total.........      --     14        14           3       14        17         31       (17)      various        N/A
                   ------- -----   -------       -----    -----   -------    -------    ------
 Total...........  $ 1,979 $ 511   $ 4,278       $ 528    $ 521   $ 4,796    $ 5,317    $ (506)
                   ======= =====   =======       =====    =====   =======    =======    ======
                   DEPRECIATION
   DESCRIPTION         LIFE
   -----------     ------------
Full-service
hotels:
 New York
 Marriott Marquis
 Hotel, New York,
 NY..............         40
 San Francisco
 Moscone Center,
 San Francisco,
 CA..............         40
 Other full-
 service
 properties, each
 less than 5% of
 total...........         40
 Total full-serv-
 ice.............
Senior living
communities......         40
Other properties,
each less than 5%
of total.........    various
 Total...........

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                JANUARY 2, 1998
                                 (IN MILLIONS)

NOTES:

  (A) The change in total cost of properties for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 is as follows:

     Balance at December 30, 1994....................................... $2,787
       Additions:
         Acquisitions...................................................    356
         Capital expenditures...........................................     25
       Transfers from construction in progress..........................    185
       Deductions:
         Dispositions and other.........................................   (367)
                                                                         ------
     Balance at December 29, 1995.......................................  2,986
       Additions:
         Acquisitions...................................................  1,087
         Capital expenditures...........................................     77
         Transfers from construction-in-progress........................     28
       Deductions:
         Dispositions and other.........................................   (322)
                                                                         ------
     Balance at January 3, 1997.........................................  3,856
       Additions:
         Acquisitions...................................................  1,459
         Capital expenditures...........................................    117
         Transfers from construction-in-progress........................     30
       Deductions:
         Dispositions and other.........................................   (145)
                                                                         ------
     Balance at January 2, 1998......................................... $5,317
                                                                         ======

  (B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 is as follows:

     Balance at December 30, 1994....................................... $  333
       Depreciation and amortization....................................     65
       Dispositions and other...........................................    (24)
                                                                         ------
     Balance at December 29, 1995.......................................    374
       Depreciation and amortization....................................     96
       Dispositions and other...........................................    (59)
                                                                         ------
     Balance at January 3, 1997.........................................    411
       Depreciation and amortization....................................    126
       Dispositions and other...........................................    (31)
                                                                         ------
     Balance at January 2, 1998......................................... $  506
                                                                         ======

  (C) The aggregate cost of properties for Federal income tax purposes is approximately $4,508 million at January 2, 1998.

  (D) The total cost of properties excludes construction-in-progress properties.