Form 10-Q/A
period 1998-03-27
HOST MARRIOTT CORP/MD
filed 1998-05-11
CIK 314733

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




For the Quarter Ended March 27, 1998                  Commission File No. 1-5664


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


        Delaware                                               53-0085950
        --------                                               ----------
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

                                                             Yes   X     No



                                                           Shares outstanding
        Class                                               at April 24, 1998
        -----                                               -----------------
Common Stock, $1.00
par value per share                                               204,246,000
-------------------                                               -----------

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                    Page No.
                                                                    --------


Part I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets -                      3
             March 27, 1998 and January 2, 1998

           Condensed Consolidated Statements of Operations -            4
             Twelve Weeks Ended March 27, 1998 and
             March 28, 1997

           Condensed Consolidated Statements of Cash Flows -            5
             Twelve Weeks Ended March 27, 1998 and
             March 28, 1997

           Notes to Condensed Consolidated Financial Statements         6

           Management's Discussion and Analysis of Results of          11
             Operations and Financial Condition


Part II. OTHER INFORMATION AND SIGNATURE                               18

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)



                                                                                          March 27,     January 2,
                                                                                             1998          1998
                                                                                          ---------     ----------
                                                                                         (unaudited)
                                                          ASSETS
                                                          ------
Property and Equipment, net............................................................   $  5,528       $  5,217
Notes and Other Receivables (including amounts due from
  affiliates of $9 million and $23 million, respectively)..............................         40             54
Due from Managers......................................................................        142             93
Investments in Affiliates..............................................................          6             13
Other Assets...........................................................................        329            284
Short-Term Marketable Securities.......................................................        161            354
Cash and Cash Equivalents..............................................................        556            511
                                                                                          --------       --------
                                                                                          $  6,762       $  6,526
                                                                                          ========       ========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Debt
  Senior Notes issued by the Company or its Subsidiaries...............................   $  1,585       $  1,585
  Mortgage Debt........................................................................      2,112          1,979
  Other................................................................................        217            219
                                                                                          --------       --------
                                                                                             3,914          3,783
Accounts Payable and Accrued Expenses..................................................        106             97
Deferred Income Taxes..................................................................        505            508
Other Liabilities......................................................................        459            388
                                                                                          --------       --------
     Total Liabilities.................................................................      4,984          4,776
                                                                                          --------       --------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Holding Company Substantially
  All of Whose Assets are the Convertible Subordinated Debentures
  due 2026 ("Convertible Preferred Securities")........................................        550            550
                                                                                          --------       --------

Shareholders' Equity
  Common Stock, 600 million shares authorized; 204.2 million shares and 203.8 million shares issued and outstanding,
    respectively.......................................................................        204            204
  Additional Paid-in Capital...........................................................        935            937
  Retained Earnings....................................................................         79             49
  Accumulated Other Comprehensive Income...............................................         10             10
                                                                                          --------       --------
     Total Shareholders' Equity........................................................      1,228          1,200
                                                                                          --------       --------
                                                                                          $  6,762       $  6,526
                                                                                          ========       ========

            See Notes to Condensed Consolidated Financial Statements.


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended March 27, 1998 and March 28, 1997
            (unaudited, in millions, except per common share amounts)


                                                                                              1998         1997
                                                                                             ------       ------
REVENUES
    Hotels.............................................................................      $ 321        $ 248
    Senior living communities  ........................................................         20           --
    Net gains on property transactions  ...............................................          1            1
    Equity in earnings of affiliates  .................................................          1            1
    Other  ............................................................................          2            2
                                                                                             -----        -----
      Total revenues ..................................................................        345          252
                                                                                             -----        -----

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $55 million and $42 million in 1998 and 1997, respectively) .....................        173          151
    Senior living communities (including Marriott International
      management fees of $3 million in 1998) ..........................................          9           --
    Other  ............................................................................          5           10
                                                                                             -----        -----
      Total operating costs and expenses ..............................................        187          161
                                                                                             -----        -----

OPERATING PROFIT BEFORE MINORITY INTEREST,
  CORPORATE EXPENSES AND INTEREST......................................................        158           91
Minority interest......................................................................        (16)         (11)
Corporate expenses.....................................................................        (12)          (9)
Interest expense.......................................................................        (83)         (63)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (9)          (9)
Interest income........................................................................         14           12
                                                                                             -----        -----

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......................................         52           11
Provision for income taxes.............................................................        (22)          (5)
                                                                                             -----        -----

INCOME BEFORE EXTRAORDINARY ITEM.......................................................         30            6
Extraordinary item - Gain on extinguishment of debt
  (net of income taxes of $3 million)..................................................         --            5
                                                                                             -----        -----

NET INCOME.............................................................................      $  30        $  11
                                                                                             =====        =====

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item.......................................................      $ .15        $ .03
Extraordinary item - Gain on extinguishment of debt (net of income taxes)..............         --          .02
                                                                                             -----        -----
NET INCOME.............................................................................      $ .15        $ .05
                                                                                             =====        =====

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item.......................................................      $ .14        $ .03
Extraordinary item - Gain on extinguishment of debt (net of income taxes)..............         --          .02
                                                                                             -----        -----
NET INCOME.............................................................................      $ .14        $ .05
                                                                                             =====        =====



            See Notes to Condensed Consolidated Financial Statements.


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve weeks ended March 27, 1998 and March 28, 1997
                            (unaudited, in millions)


                                                                                              1998          1997
                                                                                             ------        ------

OPERATING ACTIVITIES
Income before extraordinary item ......................................................      $   30        $    6
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization .....................................................          58            51
    Income taxes ......................................................................          18             1
    Equity in (earnings) losses of affiliates .........................................          (1)           (1)
    Changes in operating accounts .....................................................         (25)            8
    Other .............................................................................          19            25
                                                                                              -----         -----
    Cash from operations ..............................................................          99            90
                                                                                              -----         -----

INVESTING ACTIVITIES
Proceeds from sales of assets .........................................................           1             3
Acquisitions ..........................................................................        (145)         (115)
Capital expenditures:
    Renewals and replacements .........................................................         (41)          (35)
    New development projects ..........................................................         (12)           --
    New investment capital expenditures ...............................................          (9)           (7)
Purchase of short-term marketable securities ..........................................         (53)           --
Sales of short-term marketable securities .............................................         246            --
Note receivable collections ...........................................................          --             1
Affiliate collections (advances), net .................................................          14             4
Other .................................................................................          (6)           14
                                                                                              -----         -----
    Cash used in investing activities .................................................          (5)         (135)
                                                                                              -----         -----

FINANCING ACTIVITIES
Issuances of debt .....................................................................           1            90
Issuances of common stock .............................................................          --             2
Scheduled principal repayments ........................................................          (6)           (4)
Debt prepayments  .....................................................................         (28)         (222)
Other .................................................................................         (16)            5
                                                                                              -----         -----
    Cash used in financing activities .................................................         (49)         (129)
                                                                                              -----         -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................       $  45         $(174)
                                                                                              =====         =====

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties and senior living
      communities......................................................................       $ 164         $ 231
                                                                                              =====         =====







            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements of Host Marriott Corporation and subsidiaries (the "Company" or "Host Marriott") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 27, 1998 and January 2, 1998, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire interests in 13 world-class luxury hotels in the U.S. and certain other assets in a transaction valued at approximately $1.775 billion, including the assumption of debt. The Company expects to pay approximately $835 million in cash and assumed debt and to issue approximately 47 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's reorganization, described below. Each Operating Partnership unit will be exchangeable for one share of Host Marriott common stock (or its cash equivalent). Upon completion of the acquisition, Blackstone will own approximately 19% of the shares outstanding of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, three Four Seasons, one Grand Hyatt, three Hyatt Regencies and four Swissotel properties. The acquisition of one of the Four Seasons hotels is subject to a letter of intent. Should the Company be unable to complete a definitive agreement for the acquisition of that property, its interest would consist of a mortgage note secured by the hotel. There is no assurance that the Company will be able to reach a definitive agreement.

     In addition, the Company's board of directors (the "Board") has authorized the Company to reorganize its remaining business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders. After the REIT reorganization, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

     Host Marriott will distribute shares in SLC to its shareholders at the time of the REIT reorganization and Host Marriott expects to make a cash distribution at that time. The projected aggregate value of these distributions, which are expected to be treated as taxable dividends to shareholders, is currently estimated between $400 million and $550 million. An additional taxable distribution may be required in 1999. SLC is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,218 units in 13 states. The communities will continue to be managed by Marriott International. In addition, SLC will lease substantially all of the hotels owned by the REIT and its affiliates. SLC will operate independently of Host Marriott. In order to facilitate the transition, there may initially be some board of directors overlap, which will be eliminated over time.

     Following the REIT reorganization, Host Marriott will own Operating Partnership units in the Operating Partnership equal to the number of outstanding shares of Host Marriott common stock at the time of the conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares. As part of the reorganization, limited partners in Host Marriott's full-service hotel partnerships and joint ventures are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interests. Furthermore, Host Marriott anticipates repurchasing or exchanging its approximately $1.55 billion of outstanding debt securities, adjusting the conversion ratio of its Convertible Preferred Securities to reflect the distribution of SLC and cash to Company stockholders, and issuing additional debt and equity securities.

     The Blackstone transaction is expected to close simultaneously with the reorganization of Host Marriott as a real estate investment trust. At that time, Blackstone's hotels and other assets will be contributed into the Operating Partnership. The hotels will continue to be managed under the existing management contracts.

     The REIT expects to qualify as a real estate investment trust under federal income tax law, beginning January 1, 1999. However, consummation of the REIT reorganization is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT reorganization will be completed or that it will be effective as of January 1, 1999. Consummation of the Blackstone transaction is also subject to certain conditions, including consummation of the REIT reorganization by March 31, 1999.

3. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions, and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents gross hotel and senior living communities' operating revenues, less gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1998 and 1997 consists of:

                                                                                                Twelve Weeks Ended
                                                                                             ------------------------
                                                                                             March 27,       March 28,
                                                                                              1998            1997
                                                                                             --------        --------
                                                                                                  (in millions)
     Sales
         Rooms............................................................................   $  509          $  408
         Food & Beverage..................................................................      222             171
         Other............................................................................       56              41
                                                                                             ------          ------
           Total Hotel Sales..............................................................      787             620
                                                                                             ------          ------
      Department Costs
         Rooms............................................................................      114              92
         Food & Beverage..................................................................      163             127
         Other............................................................................       28              21
                                                                                             ------          ------
           Total Department Costs.........................................................      305             240
                                                                                             ------          ------
      Department Profit...................................................................      482             380
      Other Deductions....................................................................      161             132
                                                                                             ------          ------
           House Profit...................................................................   $  321          $  248
                                                                                             ======          ======
      House profit generated by the Company's senior living communities for 1998 consists of (in millions):

      Sales...............................................................................   $   55
      Department Costs....................................................................       35
                                                                                             ------
           House Profit...................................................................   $   20
                                                                                             ======

4. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Diluted earnings per common share has not been adjusted for the impact of the Convertible Preferred Securities as they are anti-dilutive.

     A reconciliation of the number of shares utilized for the calculation of dilutive earnings per common share follows:

                                                                                             Twelve Weeks Ended
                                                                                           ----------------------
                                                                                           March 27,     March 28,
                                                                                              1998          1997
                                                                                           --------      --------
                                                                                                (in millions)
      Weighted average number of common shares outstanding..............................     203.9         202.3
      Assuming distribution of common shares granted under the comprehensive stock
         plan, less shares assumed purchased at average market price....................       4.4           5.2
      Assuming distribution of common shares issuable for warrants, less shares
         assumed purchased at average market price......................................        .3            .3
                                                                                             -----         -----
           Shares utilized for the calculation of diluted earnings per share............     208.6         207.8
                                                                                             =====         =====

5. As of March 27, 1998, the Company had minority interests in 19 affiliates that own an aggregate of 241 properties, 21 of which are full-service properties, managed primarily by Marriott International, Inc. The Company's equity in earnings of affiliates was $1 million for each of the twelve weeks ended March 27, 1998 and March 28, 1997, respectively.

     Combined summarized operating results reported by affiliates follows:

                                                                                              Twelve Weeks Ended
                                                                                            ----------------------
                                                                                            March 27,     March 28,
                                                                                              1998          1997
                                                                                            --------      --------
                                                                                                (in millions)
      Revenues..........................................................................    $  124        $  141
      Operating expenses:
         Cash charges (including interest)..............................................        79            94
         Depreciation and other non-cash charges........................................        35            50
                                                                                            ------        ------
      Income (loss) before extraordinary item...........................................        10            (3)
      Extraordinary item - forgiveness of debt..........................................         4            18
                                                                                            ------        ------
         Net income.....................................................................    $   14        $   15
                                                                                            ======        ======

     In the first quarter of 1998, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including $164 million in assumed mortgage debt. The Company previously owned a 1.3% general and limited partnership interest.

     In the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partner interest and a note receivable interest of approximately $5 million.

6. In the first quarter of 1998, the Company acquired a controlling interest in, and will become the managing general partner for, the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. The Company also entered into an agreement to purchase the 397-room Ritz-Carlton, Tysons Corner located in Northern Virginia.

     Also during the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities in Denver and Colorado Springs, Colorado, for $35 million in 1999 after the anticipated completion of construction, if they achieve certain operating performance criteria. All three of these communities would be operated by Marriott Senior Living Services, Inc. ("MSLS") under long-term operating agreements.

     Also in the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for approximately $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 192-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

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

8. The Company operates in two business segments in the lodging industry: hotels and senior living communities. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. The Company's senior living communities are operated under Marriott brands.

     The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses, and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and is allocated based upon the relative contribution to the Company's consolidated taxable income or loss and changes in temporary differences. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements.


                                                                    Twelve Weeks Ended March 27, 1998
                                                        -------------------------------------------------------
                                                        Hotels  Senior Living  Corporate & Other   Consolidated
                                                        ------  -------------  -----------------   ------------

Revenues...........................................     $  321     $   20           $   4             $  345
Operating profit (loss)............................        148         11              (1)               158
Interest income....................................         14         --              --                 14
Interest expense...................................        (75)        (7)             (1)               (83)
Other..............................................        (16)        --             (21)               (37)
Income (loss) before income taxes..................         71          4             (23)                52


                                                                   Twelve Weeks Ended March 28, 1997
                                                        -------------------------------------------------------
                                                        Hotels  Senior Living  Corporate & Other   Consolidated
                                                        ------  -------------  -----------------   ------------

Revenues...........................................     $  248     $   --           $   4             $  252
Operating profit (loss)............................         97         --              (6)                91
Interest income....................................          9         --               3                 12
Interest expense...................................        (61)        --              (2)               (63)
Other..............................................        (12)        --             (17)               (29)
Income (loss) before income taxes..................         33         --             (22)                11

     As of March 27, 1998 and March 28, 1997, the Company's foreign operations consist of four full- service hotel properties located in Canada and two full-service hotel properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company operates (in millions):

                                                                Twelve Weeks Ended
                                                        ---------------------------------
                                                        March 27, 1998     March 28, 1997
                                                        --------------     --------------

        United States ...........................           $  335             $  244
        International............................               10                  8
                                                            ------             ------
                  Total..........................           $  345             $  252
                                                            ======             ======

9. In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity.

     The Company's only component of other comprehensive income is the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. For the twelve weeks ended March 27, 1998 and March 28, 1997, the Company had no other comprehensive income. Therefore, comprehensive income is equivalent to net income for all periods presented. As of March 27, 1998 and January 2, 1998, the Company's accumulated other comprehensive income was approximately $10 million.

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

     The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels and senior living communities from its statements of operations (see Note 3). If the Company concludes that EITF 97-2 should be applied to its hotels and senior living communities, it could require that the Company include operating results of those managed operations in its statements of operations. Application of EITF 97-2 to the Company's consolidated financial statements as of and for the twelve weeks ended March 27, 1998 would have increased both revenues and operating expenses by $501 million and would have had no impact on operating profit, net income or earnings per share.

10. In the second quarter of 1998, the Company prepaid $92 million of 9% unsecured debt provided by Marriott International related to the Company's senior living communities.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward-looking Statements
--------------------------

Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and the Blackstone Portfolio acquisition. All forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are not within the control of the Company, that may cause actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debt holders and partners of the Company and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. These and other factors are described in more detail in the Company's current report on Form 8-K filed April 17, 1998 relating to the proposed REIT conversion and in its other filings with the Securities and Exchange Commission. While the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its performance or other expectations will be attained, that the transactions described herein will be consummated or that the terms of the transactions or the timing or effects thereof will not differ materially from those described herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
---------------------

Revenues. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $93 million, or 37%, to $345 million for the first quarter of 1998 from $252 million for the first quarter of 1997. The Company's revenue and operating profit were impacted by:

o    improved lodging results for comparable full-service hotel properties;

o the addition of 18 full-service hotel properties during 1997 and four full-service properties during the first quarter of 1998; and

o the addition of 30 senior living communities in 1997 and one senior living community in the first quarter of 1998.

Hotel revenues increased $73 million, or 29%, to $321 million in the first quarter of 1998 due to growth in room revenues generated per available room ("REVPAR") and the addition of 22 full-service properties acquired in 1997 and the first quarter of 1998.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $167 million, or 27%, to $787 million in the first quarter of 1998, reflecting the REVPAR increases for comparable units and the addition of full-service properties in 1997 and 1998. Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of 9% to $116.20 for the 1998 first quarter. Results were further enhanced by a one

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


percentage point increase in the house profit margin for comparable full-service properties. On a comparable basis for the Company's full-service hotel properties, average room rates increased almost nine percent, while average occupancy increased slightly.

Revenues generated from the Company's 31 senior living communities totaled $20 million. During the first quarter of 1998, average occupancy of the communities was almost 92% and the average per diem rate was almost $88, which resulted in revenue per available unit ("REVPAU") of $80.49. Overall occupancies for the first quarter of 1998 were lower than the historical and anticipated future occupancies due to the significant number of expansion units added during late 1997 and the 1998 first quarter, the overall disruption to the communities as a result of the construction and the time required to fill the expansion units. Senior living communities' sales totaled $55 million for the first quarter of 1998.

Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $26 million to $187 million in the first quarter of 1998 from $161 million in the first quarter of 1997, primarily representing increased hotel and senior living communities operating costs, including depreciation and management fees. Hotel operating costs increased $22 million to $173 million for the first quarter of 1998 primarily due to the addition of 22 full- service properties during 1997 and through the first quarter of 1998 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 54% of revenues in the first quarter of 1998 from 61% of revenues in the first quarter of 1997 due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed. The Company's senior living communities' operating costs and expenses were $9 million (45% of revenues) for the first quarter of 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $67 million, or 74%, to $158 million for the first quarter of 1998. Hotel operating profit increased $51 million, or 53%, to $148 million, or 46% of hotel revenues, for the first quarter of 1998 from $97 million, or 39% of hotel revenues, for the first quarter of 1997. Specifically, hotels in New York City, Toronto and Atlanta reported significant improvements for the 1998 first quarter. Properties on the Pacific coast and Florida reported some minor softness in results due to exceptionally rainy weather in 1998. Results in 1998 for the New Orleans Marriott have been adversely impacted by a rooms renovation at the hotel and the Superbowl (which was held in New Orleans in 1997).

The Company's senior living communities generated $11 million (55% of revenues) of operating profit for the first quarter of 1998.

Minority Interest. Minority interest expense increased $5 million to $16 million for the first quarter of 1998, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1997 and the first quarter of 1998.

Corporate Expenses. Corporate expenses increased $3 million to $12 million for the 1998 first quarter. As a percentage of revenues, corporate expenses decreased to 3.5% of revenues in the first quarter of 1998 from 3.6% in the first quarter of 1997, reflecting the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Interest Expense. Interest expense increased 32% to $83 million in the first quarter of 1998, primarily due to the additional debt of approximately $580 million assumed in connection with the 1997 and 1998 additions of full-service hotels, approximately $300 million assumed in connection with the acquisition of senior living communities, as well as the issuance of $600 million of 8 7/8% senior notes in July 1997.

Dividends on Convertible Preferred Securities. The Dividends on Convertible Preferred Securities reflect the dividends accrued during the first twelve weeks of fiscal year 1998 and 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

Interest Income. Interest income increased $2 million to $14 million for the first quarter of 1998, primarily reflecting interest earned on cash held for future hotel investments.

Income before Extraordinary Item. Income before extraordinary item for the first quarter of 1998 was $30 million, compared to $6 million for the first quarter of 1997.

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

Net Income. The Company's net income for the first quarter of 1998 was $30 million compared to $11 million for the first quarter of 1997. Basic and diluted earnings per common share were $.15 and $.14, respectively, for the first quarter of 1998 and $.05 for the first quarter of 1997.

EBITDA and Comparative FFO
--------------------------

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $64 million, or 42%, to $218 million in the 1998 first quarter from $154 million in the 1997 first quarter.

Hotel EBITDA increased $51 million, or 34%, to $203 million in the first quarter of 1998 from $152 million in the first quarter of 1997 reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1997 and 1998 acquisitions. Full-service hotel EBITDA from comparable hotel properties increased over 14% on a REVPAR increase of 9%. The Company's senior living communities contributed $15 million of EBITDA during the 1998 first quarter.


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The  following is a  reconciliation  of EBITDA to the  Company's  income  before extraordinary item (in millions):
                                                                                    Twelve Weeks Ended
                                                                                 ------------------------
                                                                                 March 27,       March 28,
                                                                                   1998            1997
                                                                                 --------        --------

EBITDA..........................................................................  $  218          $  154
Interest expense................................................................     (83)            (63)
Dividends on Convertible Preferred Securities...................................      (9)             (9)
Depreciation and amortization...................................................     (58)            (51)
Minority interest expense.......................................................     (16)            (11)
Income taxes....................................................................     (22)             (5)
Other non-cash charges, net.....................................................       -              (9)
                                                                                  ------          ------
   Income before extraordinary item.............................................  $   30          $    6
                                                                                  ======          ======

For the first quarter, the Company's interest coverage, defined as EBITDA divided by cash interest expense, improved to 2.8 times from 2.6 times for the 1997 first quarter and 2.5 times for full year 1997. The ratio of earnings to fixed charges was 1.7 to 1.0 for the first quarter of 1998 and 1.3 to 1.0 for the first quarter of 1997.

The Company also believes that Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to Real Estate Investment Trusts ("REIT"). Comparative FFO increased $31 million, or 52%, to $91 million in the first quarter of 1998. The following is a reconciliation of the Company's income before extraordinary item to Comparative FFO (in millions):

                                                                                      Twelve Weeks Ended
                                                                                   ------------------------
                                                                                   March 27,       March 28,
                                                                                     1998            1997
                                                                                   --------        --------

Income before extraordinary item................................................    $   30          $   6
Depreciation and amortization...................................................        58             51
Other real estate activities....................................................        (1)             4
Partnership adjustments.........................................................        (6)            (3)
Deferred taxes..................................................................        10              2
                                                                                    ------          -----
   Comparative Funds From Operations............................................    $   91          $  60
                                                                                    ======          =====

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

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash Flows and Financial Condition
----------------------------------

The Company reported an increase in cash and cash equivalents of $45 million during the twelve weeks ended March 27, 1998. Cash flow from operations for the first quarter of 1998 increased $9 million to $99 million principally due to improved lodging results partially offset by seasonal fluctuations in working capital.

Cash used in investing activities was $5 million for the first quarter of 1998 and $135 million for the first quarter of 1997. Cash used in investing activities for the first quarter of 1998 includes capital expenditures of $62 million, primarily related to renewals and replacements on existing properties, and $145 million for the acquisition of four full-service hotel properties and one senior living community. In addition, the Company generated $193 million of cash from the net sales of short-term marketable securities.

During the first quarter of 1998, the Company acquired a controlling interest in, and became the managing general partner for, the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In addition, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including a $164 million in assumed mortgage debt. The Company previously owned a 1.3% general and limited partnership interest. The Company also entered into an agreement to purchase the 397-room Ritz-Carlton, Tysons Corner located in Northern Virginia.

Also during the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities in Denver and Colorado Springs, Colorado, for $35 million in 1999 after the anticipated completion of construction, if they achieve certain operating performance criteria. All three of these communities would be operated by MSLS under long-term operating agreements.

During the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partnership interest and a note receivable interest of approximately $5 million.

Also in the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 192-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

Cash used in financing activities was $49 million for the first quarter of 1998 and $129 million for the first quarter of 1997. Cash used in financing activities for the first quarter of 1998 includes a $28 million prepayment of debt and a $16 million increase in debt service reserves related to the assumption of debt for certain hotel properties. Cash used in financing activities for the first quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott Hotel, partially offset by the $90 million in mortgage financing obtained on the Philadelphia Marriott Hotel.

In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire interests in 13 world-class luxury

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


hotels in the U.S. and certain other assets in a transaction valued at approximately $1.775 billion, including the assumption of debt. The Company expects to pay approximately $835 million in cash and assumed debt and to issue approximately 47 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's reorganization, described below. Each Operating Partnership unit will be exchangeable for one share of Host Marriott common stock (or its cash
equivalent).   Upon   completion  of  the   acquisition,   Blackstone  will  own
approximately 19% of the shares outstanding of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, three Four Seasons, one Grand Hyatt, three Hyatt Regencies and four Swissotel properties. The acquisition of one of the Four Seasons hotels is subject to a letter of intent. Should the Company be unable to complete a definitive agreement for the acquisition of that property, its interest would consist of a mortgage note secured by the hotel. There is no assurance that the Company will be able to reach a definitive agreement.

In addition, the Company's board of directors (the "Board") has authorized the Company to reorganize its remaining business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders. After the REIT reorganization, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

Host Marriott will distribute shares in SLC to its shareholders at the time of the REIT reorganization and Host Marriott expects to make a cash distribution at that time. The projected aggregate value of these distributions, which are expected to be treated as taxable dividends to shareholders, is currently estimated between $400 million and $550 million. An additional taxable distribution may be required in 1999. SLC is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,218 units in 13 states. The communities will continue to be managed by Marriott International. In addition, SLC will lease substantially all of the hotels owned by the REIT and its affiliates. SLC will operate independently of Host Marriott. In order to facilitate the transition, there may initially be some board of directors overlap, which will be eliminated over time.

Following the REIT reorganization, Host Marriott will own Operating Partnership units in the Operating Partnership equal to the number of outstanding shares of Host Marriott common stock at the time of the conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares. As part of the reorganization, limited partners in Host Marriott's full-service hotel partnerships and joint ventures are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interests. Furthermore, Host Marriott anticipates repurchasing or exchanging its approximately $1.55 billion of outstanding debt securities, adjusting the conversion ratio of its Convertible Preferred Securities to reflect the distribution of SLC and cash to Host Marriott stockholders, and issuing additional debt and equity securities.

The Blackstone transaction is expected to close simultaneously with the reorganization of Host Marriott as a real estate investment trust. At that time, Blackstone's hotels and other assets will be contributed into the Operating Partnership. The hotels will continue to be managed under the existing management contracts.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT reorganization is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT reorganization will be completed or that it will be effective as of January 1, 1999. Consummation of the Blackstone transaction is also subject to certain conditions, including consummation of the REIT reorganization by March 31, 1999.

On April 20, 1998, the Company filed a Shelf Registration on Form S-3 with the Securities and Exchange Commission for $2.5 billion in securities, which may include debt, equity or a combination thereof. The Company anticipates that any net proceeds from the sale of offered securities (including the potential issuance of perpetual preferred stock) will be used for refinancing of the Company's indebtedness, including approximately $1.55 billion of the Company's outstanding long- term debt securities, the potential refinancing of portions of the Company's approximately $2 billion of mortgage debt and potential future acquisitions.

In the second quarter of 1998, the Company prepaid $92 million of 9% unsecured debt provided by Marriott International related to the Company's senior living communities.

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

      None.


Item 5.  Other Information

      None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K:

          o April 17, 1998 -- Report of the announcement that the Company intends to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. As part of the REIT reorganization, the Company intends to spin-off its senior living communities business through a stock dividend to its shareholders. The Company also announced that its has agreed to acquire interests in 13 luxury hotels and certain other assets owned by affiliates of The Blackstone Group and Blackstone Real Estate Partners.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                  HOST MARRIOTT CORPORATION


May 11, 1998                                       /s/ Donald D. Olinger
------------                                      ----------------------
Date                                              Donald D. Olinger
                                                  Senior Vice President and
                                                  Corporate Controller
                                                  (Chief Accounting Officer)