Form 10-Q
period 1998-03-27
HOST MARRIOTT CORP/MD
filed 1998-05-11
CIK 314733

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

2. In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire interests in 13 world-class luxury hotels in the U.S. and certain other assets in a transaction valued at approximately $1.735 billion, including the assumption of debt. The Company expects to pay approximately $835 million in cash and assumed debt and to issue approximately 45 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's reorganization, described below. Each Operating Partnership unit will be exchangeable for one share of Host Marriott common stock (or its cash equivalent). Upon completion of the acquisition, Blackstone will own approximately 19% of the shares outstanding of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, three Four Seasons, one Grand Hyatt, three Hyatt Regencies and four Swissotel properties. The interest to be acquired in one of the Four Seasons hotels consists of a mortgage secured by the hotel. The Company has not yet reached (and may not reach) a definitive agreement with outside partners to acquire the equity interest therein.

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

In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire interests in 13 world-class luxury

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


hotels in the U.S. and certain other assets in a transaction valued at approximately $1.735 billion, including the assumption of debt. The Company expects to pay approximately $835 million in cash and assumed debt and to issue approximately 45 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's reorganization, described below. Each Operating Partnership unit will be exchangeable for one share of Host Marriott common stock (or its cash
equivalent).   Upon   completion  of  the   acquisition,   Blackstone  will  own
approximately 19% of the shares outstanding of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, three Four Seasons, one Grand Hyatt, three Hyatt Regencies and four Swissotel properties. The interest to be acquired in one of the Four Seasons hotels consists of a mortgage note secured by the hotel. The Company has not yet reached (and may not reach) a definitive agreement with outside partners to acquire the equity interest therein.

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