Form 10-Q
period 1998-06-19
HOST MARRIOTT CORP/MD
filed 1998-07-21
CIK 314733

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




For the Quarter Ended June 19, 1998                Commission File No. 1-5664


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


        Delaware                                                53-0085950
------------------------                                    ------------------
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

                                                            Yes   X     No
                                                                -----      -----


                                                              Shares outstanding
        Class                                                   at July 17, 1998
---------------------                                           ----------------
Common Stock, $1.00
par value per share                                                  204,371,866

================================================================================

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                                         Page No.
                                                                                         --------
Part I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                                   3
                    June 19, 1998 and January 2, 1998

                  Condensed Consolidated Statements of Operations -                         4
                    Twelve Weeks and Twenty-four Weeks Ended
                    June 19, 1998 and June 20, 1997

                  Condensed Consolidated Statements of Cash Flows -                         6
                    Twenty-four Weeks Ended June 19, 1998 and
                    June 20, 1997

                  Notes to Condensed Consolidated Financial Statements                      7

                  Management's Discussion and Analysis of Results of                       14
                    Operations and Financial Condition


Part II.          OTHER INFORMATION AND SIGNATURE                                          22

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                           June 19,      January 2,
                                                                                             1998           1998
                                                                                           --------      ----------
                                                                                          (unaudited)
                                     ASSETS
                                     ------

Property and Equipment, net............................................................   $  5,698       $  5,217
Notes and Other Receivables (including amounts due from
  affiliates of $5 million and $23 million, respectively)..............................         33             54
Due from Managers......................................................................        104             93
Investments in Affiliates..............................................................          5             13
Other Assets...........................................................................        364            284
Short-Term Marketable Securities.......................................................         46            354
Cash and Cash Equivalents..............................................................        515            511
                                                                                          --------       --------
                                                                                          $  6,765       $  6,526
                                                                                          ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
  Senior Notes Issued by the Company or its Subsidiaries...............................   $  1,585       $  1,585
  Mortgage Debt........................................................................      2,074          1,979
  Other................................................................................        125            219
                                                                                          --------       --------
                                                                                             3,784          3,783
Accounts Payable and Accrued Expenses..................................................         79             97
Deferred Income Taxes..................................................................        526            508
Other Liabilities......................................................................        528            388
                                                                                          --------       --------
     Total Liabilities.................................................................      4,917          4,776
                                                                                          --------       --------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Substantially All of Whose Assets are the
  Convertible Subordinated Debentures Due 2026 ("Convertible Preferred
  Securities").........................................................................        550            550
                                                                                          --------       --------

Shareholders' Equity
  Common Stock, 600 million shares authorized; 204.2 million shares
    and 203.8 million shares issued and outstanding, respectively......................        204            204
  Additional Paid-in Capital...........................................................        938            937
  Retained Earnings....................................................................        145             49
  Accumulated Other Comprehensive Income...............................................         11             10
                                                                                          --------       --------
     Total Shareholders' Equity........................................................      1,298          1,200
                                                                                          --------       --------
                                                                                          $  6,765       $  6,526
                                                                                          ========       ========

            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 19, 1998 and June 20, 1997
            (unaudited, in millions, except per common share amounts)

                                                                                           1998            1997
                                                                                         ---------       --------
REVENUES
    Hotels.............................................................................  $     331       $    264
    Senior living communities..........................................................         19             --
    Net gains on property transactions.................................................         51              1
    Equity in earnings (losses) of affiliates..........................................         (2)             2
    Other..............................................................................          3              3
                                                                                         ---------       --------
      Total revenues...................................................................        402            270
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $47 million and $36 million in 1998 and 1997, respectively)......................        170            140
    Senior living communities (including Marriott International
      management fees of $3 million in 1998)...........................................         11             --
    Other..............................................................................          5              6
                                                                                         ---------       --------
      Total operating costs and expenses...............................................        186            146
                                                                                         ---------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
  AND REIT CONVERSION EXPENSES AND INTEREST............................................        216            124
Minority interest......................................................................        (14)           (13)
Corporate expenses.....................................................................         (9)            (9)
REIT Conversion expenses...............................................................         (6)            --
Interest expense.......................................................................        (79)           (59)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (8)            (8)
Interest income........................................................................         11             10
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES.............................................................        111             45
Provision for income taxes.............................................................        (45)           (19)
                                                                                         ---------       --------

NET INCOME.............................................................................  $      66       $     26
                                                                                         =========       ========

BASIC EARNINGS PER COMMON SHARE........................................................  $     .32       $    .13
                                                                                         =========       ========

DILUTED EARNINGS PER COMMON SHARE......................................................  $     .30       $    .13
                                                                                          ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four weeks ended June 19, 1998 and June 20, 1997
            (unaudited, in millions, except per common share amounts)

                                                                                           1998            1997
                                                                                         ---------       --------
REVENUES
    Hotels.............................................................................  $     652       $    512
    Senior living communities..........................................................         39             --
    Net gains (losses) on property transactions........................................         52              2
    Equity in earnings (losses) of affiliates..........................................         (1)             3
    Other..............................................................................          5              5
                                                                                         ---------       --------
      Total revenues...................................................................        747            522
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $102 million and $78 million in 1998 and 1997, respectively).....................        343            291
    Senior living communities (including Marriott International
       management fees of $6 million in 1998)..........................................         20             --
    Other..............................................................................         10             16
                                                                                         ---------       --------
      Total operating costs and expenses...............................................        373            307
                                                                                         ---------       --------

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
  AND REIT CONVERSION EXPENSES AND INTEREST............................................        374            215
Minority interest......................................................................        (30)           (24)
Corporate expenses.....................................................................        (21)           (18)
REIT Conversion expenses...............................................................         (6)            --
Interest expense.......................................................................       (162)          (122)
Dividends on Convertible Preferred Securities of a subsidiary trust....................        (17)           (17)
Interest income........................................................................         25             22
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......................................        163             56
Provision for income taxes.............................................................        (67)           (24)
                                                                                         ---------       --------

INCOME BEFORE EXTRAORDINARY ITEM.......................................................         96             32
Extraordinary item - gain on extinguishment of debt
  (net of income taxes of $3 million in 1997)..........................................         --              5
                                                                                         ---------       --------

NET INCOME.............................................................................  $      96       $     37
                                                                                         =========       ========

BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .47       $    .16
Extraordinary item.....................................................................         --            .02
                                                                                         ---------       --------
NET INCOME.............................................................................  $     .47       $    .18
                                                                                         =========       ========

DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .45       $    .16
Extraordinary item.....................................................................         --            .02
                                                                                         ---------       --------
NET INCOME.............................................................................  $     .45       $    .18
                                                                                         =========       ========


            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four weeks ended June 19, 1998 and June 20, 1997
                            (unaudited, in millions)


                                                                                            1998            1997
                                                                                          --------       ---------
OPERATING ACTIVITIES
Income before extraordinary item.......................................................   $     96       $      32
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization......................................................        125             102
    Income taxes.......................................................................         45              --
    Gains on sales of hotel properties.................................................        (51)             --
    Equity in (earnings) losses of affiliates..........................................          1              (3)
    Changes in operating accounts......................................................        (33)             24
    Other..............................................................................         23              38
                                                                                          --------       ---------
    Cash from operations...............................................................        206             193
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................        209               6
Acquisitions...........................................................................       (387)           (156)
Capital expenditures:
    Renewals and replacements..........................................................        (79)            (60)
    New development projects...........................................................        (18)             --
    New investment capital expenditures................................................        (14)            (18)
Purchases of short-term marketable securities..........................................        (97)             --
Sales of short-term marketable securities..............................................        405              --
Note receivable collections............................................................          3               4
Affiliate collections, net.............................................................         14              10
Other..................................................................................        (25)             14
                                                                                          --------       ---------
    Cash provided by (used in) investing activities....................................         11            (200)
                                                                                          --------       ---------

FINANCING ACTIVITIES
Issuances of debt......................................................................          5              84
Issuances of common stock..............................................................          1               3
Scheduled principal repayments.........................................................        (19)            (44)
Debt prepayments ......................................................................       (168)           (236)
Other..................................................................................        (32)              5
                                                                                          --------       ---------
    Cash used in financing activities..................................................       (213)           (188)
                                                                                          --------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................   $      4       $    (195)
                                                                                          ========       =========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties and senior living
      communities......................................................................   $    164       $     258
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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 19, 1998 and January 2, 1998, and the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire controlling interests in 12 luxury hotels and a first mortgage interest in another hotel in the U.S. and certain other assets in a transaction valued at approximately $1.735 billion. The Company expects to pay approximately $862 million in cash and assumed debt and to issue approximately 43.7 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's reorganization, described below. Each Operating Partnership unit will be exchangeable for one share of Host Marriott common stock (or its cash equivalent). Upon completion of the acquisition, Blackstone will own approximately 18% of the outstanding shares of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, two Four Seasons, one Grand Hyatt, three Hyatt Regencies, four Swissotel properties and a mortgage on a third Four Seasons.

      The Blackstone transaction is expected to close immediately after the REIT Conversion, as described below. At that time, Blackstone's hotels and other assets will be contributed into the Operating Partnership. The hotels will continue to be managed under the existing management contracts. Consummation of the Blackstone transaction is also subject to certain conditions, including consummation of the REIT Conversion by March 31, 1999.

3. The Company's board of directors (the "Board") has authorized the Company to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

      Host Marriott will distribute shares in SLC to its shareholders at the time of the REIT Conversion and Host Marriott expects to make a cash distribution at that time. The projected aggregate value of these distributions, which are expected to be treated as taxable dividends to shareholders, is currently estimated between $400 million and $550 million. An additional taxable distribution may be required in 1999. SLC is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,218 units in 13 states. The communities will continue to be managed by Marriott International. In addition, SLC will lease substantially all of the hotels owned by the Operating Partnership. SLC will operate independently of Host Marriott. In order to facilitate the transition, there may initially be limited board of directors overlap, which will be eliminated over time.

      Following the REIT Conversion, Host Marriott will own Operating Partnership units ("OP Units") equal to the number of outstanding shares of Host Marriott common stock at the time of the REIT Conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares.

      In June 1998, as part of the REIT Conversion, the Company filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission. This Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which the Company or its subsidiaries are general partners. As more fully described in this Prospectus/Consent Solicitation Statement, limited partners of those Partnerships that participate in the Mergers will receive either OP Units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership ("Notes"), in exchange for their partnership interests in such Partnerships.

      The REIT expects to qualify as a real estate investment trust under federal income tax law, beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999.

      On April 20, 1998, the Company and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for $2.5 billion in securities, which may include debt, equity or a combination thereof. The Company anticipates that any net proceeds from the sale of offered securities will be used for refinancing of the Company's indebtedness, including the Existing Senior Notes (as defined below), the potential refinancing of portions of the Company's approximately $2 billion of mortgage debt, potential future acquisitions and general corporate purposes.

      In June 1998, HMH Properties, Inc., ("HMH Properties") an indirect wholly-owned subsidiary of the Company, commenced offers to purchase any and all of HMH Properties' (i) $600 million in 9 1/2% senior notes due 2005, (ii) $350 million in 9% senior notes due 2007 and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Existing Senior Notes"). Concurrently with each offer to purchase, HMH Properties is soliciting consents from registered holders of the Existing Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Existing Senior Notes were issued.

      As of July 14, 1998, HMH Properties received valid tenders and executed consents to substantially all of its Existing Senior Notes. HMH Properties' obligation to purchase the Existing Senior Notes remains subject to satisfaction or waiver of certain conditions, including consummation of the $1.4 billion offering of New Senior Notes (as defined below) and obtaining the new credit facility discussed below. The tender offer expires on July 27, 1998, unless extended.

      On July 17, 1998, HMH Properties filed a supplement to the Shelf Registration for an offering (the "Offering") of $1.4 billion of senior notes (the "New Senior Notes"). The New Senior Notes are expected to be issued in two series, $400 million due in 2005 and $1 billion due in 2007. The New Senior Notes will be guaranteed by the Company and certain of its subsidiaries.

      The Company is negotiating with a number of financial institutions with respect to a $1.25 billion credit facility (the "Credit Facility") to be provided to HMH Properties by a syndicate of lenders. The Credit Facility will replace the Company's existing $500 million credit facility (the "Existing Credit Facility"). The net proceeds from the Offering and borrowings under the Credit Facility will be used by the Company to purchase the Existing Senior Notes and to make bond premium and consent payments and other expenses expected to total approximately $178 million. These costs, along with the write-off of deferred financing fees of approximately $55 million related to the Existing Senior Notes and the Existing Credit Facility, will be recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998 if the transactions are consummated. The Credit Facility will be guaranteed by the Company and certain of its subsidiaries.

4. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. House profit reflects the net revenues flowing to the Company as property owner and represents gross hotel and senior living communities' operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses.

      House profit generated by the Company's hotels for 1998 and 1997 consists of:

                                                                         Twelve Weeks Ended            Twenty-four Weeks Ended
                                                                      ------------------------        -------------------------
                                                                      June 19,        June 20,        June 19,         June 20,
                                                                        1998            1997            1998             1997
                                                                      --------        --------        --------         --------
                                                                                            (in millions)
Sales
    Rooms ..................................................            $  511          $  423          $1,020          $  831
    Food & Beverage ........................................               222             175             444             346
    Other ..................................................                54              39             110              80
                                                                        ------          ------          ------          ------
      Total Hotel Sales ....................................               787             637           1,574           1,257
                                                                        ------          ------          ------          ------
 Department Costs
    Rooms ..................................................               113              95             227             187
    Food & Beverage ........................................               158             128             321             255
    Other ..................................................                27              19              55              40
                                                                        ------          ------          ------          ------
      Total Department Costs ...............................               298             242             603             482
                                                                        ------          ------          ------          ------
 Department Profit .........................................               489             395             971             775
 Other Deductions ..........................................               158             131             319             263
                                                                        ------          ------          ------          ------
      House Profit .........................................            $  331          $  264          $  652          $  512
                                                                        ======          ======          ======          ======

      House profit generated by the Company's senior living communities for 1998 consists of (in millions):

                                                                          Twelve Weeks Ended     Twenty-Four Weeks Ended
                                                                             June 19, 1998            June 19, 1998
                                                                          ------------------     -----------------------
      Sales.......................................................            $         55            $       110
      Department Costs............................................                      36                     71
                                                                              ------------            -----------
           House Profit...........................................            $         19            $        39
                                                                              ============            ===========

5. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income plus dividends by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Diluted earnings per common share was not adjusted for the impact of the Convertible Preferred Securities in 1997 as they were anti-dilutive.

      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                       Twelve Weeks Ended        Twenty-four Weeks Ended
                                                                    -----------------------    ---------------------------
                                                                     June 19,     June 20,       June 19,        June 20,
                                                                       1998         1997           1998           1997
                                                                     --------     -------        --------        -------
                                                                                       (in millions)
Weighted average number of common
  shares outstanding ...........................................       204.2        202.8          204.0          202.6
Assuming distribution of common shares
  granted under the comprehensive stock
  plan, less shares assumed purchased at
  average market price .........................................         4.2          4.8            4.3            5.0
Assuming distribution of common shares upon
  redemption of Convertible Preferred Securities ...............        29.6         --             29.6           --
Assuming distribution of common shares
  issuable for warrants, less shares assumed
  purchased at average market price ............................          .1           .3             .1             .3
                                                                       -----        -----          -----          -----
   Shares utilized for the calculation of diluted
      earnings per share .......................................       238.1        207.9          238.0          207.9
                                                                       =====        =====          =====          =====

6. As of June 19, 1998, the Company had minority interests in 18 affiliates that own an aggregate of 240 properties, 20 of which are full-service properties, managed primarily by Marriott International, Inc. The Company's equity in losses of affiliates was $2 million and $1 million for the twelve weeks and twenty-four weeks ended June 19, 1998, respectively. The Company's equity in earnings of affiliates was $2 million and $3 million for the twelve and twenty-four weeks ended June 20, 1997, respectively.

      Combined summarized operating results reported by affiliates follows:

                                                                            Twelve Weeks Ended         Twenty-four Weeks Ended
                                                                          ----------------------     ---------------------------
                                                                            June 19,     June 20,      June 19,        June 20,
                                                                              1998         1997          1998            1997
                                                                            --------     --------      --------        -------
                                                                                             (in millions)
Revenues ..........................................................           $ 131        $ 162         $ 255           $ 303
Operating expenses:
   Cash charges (including interest) ..............................              73           91           152             185
   Depreciation and other non-cash charges ........................              34           45            69              95
                                                                              -----        -----         -----           -----
Income before extraordinary item ..................................              24           26            34              23
Extraordinary item - forgiveness of debt ..........................            --             (6)            4              12
                                                                              -----        -----         -----           -----
     Net income ...................................................           $  24        $  20         $  38           $  35
                                                                              =====        =====         =====           =====

      In the first quarter of 1998, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including $164 million in assumed mortgage debt. The Company previously owned a 1.3% general and limited partnership interest.

      In the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partner interest and held a note receivable interest of approximately $5 million.

7. In the first quarter of 1998, the Company acquired a controlling interest in, and became the managing general partner for, the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. Also, during the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities in Denver and Colorado Springs, Colorado, for $35 million in 1999 after the anticipated completion of construction, if they achieve certain operating performance criteria. All three of these communities will be operated by Marriott Senior Living Services, Inc. ("MSLS") under long-term operating agreements.

      In the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for approximately $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 191-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million. Also, during the second quarter of 1998, the Company acquired the 397-room Ritz-Carlton, Tysons Corner for $96 million and the 281-room Ritz-Carlton, Phoenix for $75 million. In addition, the Company acquired the 487-room Torrance Marriott near Los Angeles, California for $52 million.

8. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott. The Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

9. The Company operates in two business segments in the lodging industry: hotels and senior living communities. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. The Company's senior living communities are operated under Marriott brands.

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

                                                              Twenty-four Weeks Ended June 19, 1998
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   652    $    39           $   56           $   747
       Operating profit..........................        309         19               46               374
       Interest income...........................         24          1               --                25
       Interest expense..........................       (150)       (10)              (2)             (162)
       Other.....................................        (30)        --              (44)              (74)
       Income before income taxes................        153         10               --               163

                                                              Twenty-four Weeks Ended June 20, 1997
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   512    $    --           $   10           $   522
       Operating profit (loss)...................        221         --               (6)              215
       Interest income...........................         16         --                6                22
       Interest expense..........................       (119)        --               (3)             (122)
       Other.....................................        (24)        --              (35)              (59)
       Income (loss) before income taxes.........         94         --              (38)               56

                                                                   Twelve Weeks Ended June 19, 1998
                                                     --------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                     -------  -------------  -----------------   ------------
       Revenues..................................    $   331    $    19           $   52           $   402
       Operating profit..........................        161          8               47               216
       Interest income...........................         10          1               --                11
       Interest expense..........................        (75)        (3)              (1)              (79)
       Other.....................................        (14)        --              (23)              (37)
       Income before income taxes................         82          6               23               111

                                                                   Twelve Weeks Ended June 20, 1997
                                                     --------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                     -------  -------------  -----------------   ------------
       Revenues..................................    $   264    $    --           $    6           $   270
       Operating profit..........................        124         --               --               124
       Interest income...........................          7         --                3                10
       Interest expense..........................        (58)        --               (1)              (59)
       Other.....................................        (12)        --              (18)              (30)
       Income (loss) before income taxes.........         61         --              (16)               45

      As of June 19, 1998 and June 20, 1997, the Company's foreign operations consist of four full-service hotel properties located in Canada and two full-service hotel properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company operates (in millions):

                                                       Twelve Weeks Ended             Twenty-four Weeks Ended
                                                     ------------------------         -----------------------
                                                      June 19,       June 20,         June 19,      June 20,
                                                        1998          1997              1998          1997
                                                     ---------    -----------         ---------    ----------
         United States...........................    $     393    $      264          $     728    $     508
         International...........................            9             6                 19           14
                                                     ---------    ----------          ---------    ---------
              Total..............................    $     402    $      270          $     747    $     522
                                                     =========    ==========          =========    =========

10. In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity.

      The Company's only component of other comprehensive income is the right to receive up to 1.4 million shares of Host Marriott Services Corporation's ("HMSC") common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. For the twelve and twenty-four weeks ended June 19, 1998, other comprehensive income was $1 million and consisted of the unrealized gain on the appreciation of the HMSC common stock. For the twelve and twenty-four weeks ended June 19, 1998, comprehensive income was $67 million and $97 million, respectively. For the twelve and twenty-four weeks ended June 20, 1997, other comprehensive income was $3 million. For the twelve and twenty-four weeks ended June 20, 1997, comprehensive income was $29 million and $40 million, respectively. As of June 19, 1998 and January 2, 1998, the Company's accumulated other comprehensive income was approximately $11 million and $10 million, respectively.

11. In the second quarter of 1998, the Company prepaid $92 million of 9% unsecured debt provided by Marriott International related to the Company's senior living communities.

12. In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer or the redemption of the Convertible Preferred Securities are guaranteed by the Company to the extent the Issuer has funds available therefor. This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures were issued, the Debentures, the Company's obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which is its sole asset. Separate financial statements of the Issuer are not presented because of the Company's guarantee described above; the Company's management has concluded that such financial statements are not material to investors and the Issuer is wholly-owned and essentially has no independent operations.

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

Results of Operations
---------------------

Revenues. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $132 million, or 49%, to $402 million for the second quarter of 1998 from $270 million for the second quarter of 1997. Year-to-date revenues rose $225 million, or 43%, to $747 million. The Company's revenue and operating profit were impacted by:

 .     improved lodging results for comparable full-service hotel properties;

 .     the addition of 18 full-service hotel properties during 1997 and eight full-service properties during the first half of 1998;

 .     the addition of 30 senior living communities in 1997 and one senior living community in the first half of 1998; and

 .     the gain on the sales of two hotel properties in the second quarter of
      1998.

Hotel revenues increased $67 million, or 25%, to $331 million in the second quarter of 1998 and $140 million, or 27%, to $652 million for year-to-date 1998 due to growth in room revenues generated per available room ("REVPAR") and the addition of 26 full-service properties acquired in 1997 and through the first half of 1998.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $150 million, or 24%, to $787 million in the second quarter of 1998 and $317 million, or 25%, to nearly $1.6 billion year-to-date, reflecting the REVPAR increases for comparable units and the addition of full-service properties in 1997 and 1998. Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of 7.6% to $117.90 for the 1998 second quarter and 8.2% to $116.66 year-to-date. Results were further enhanced by a one percentage point increase in the house profit margin for comparable full-service properties for the quarter

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


and year-to-date. On a comparable basis for the Company's full-service hotel properties, average room rates increased over 8% for the 1998 second quarter and year-to-date, while average occupancy decreased one-half percentage point for the 1998 second quarter and decreased slightly year-to-date. Second quarter hotel results were adversely impacted by the Easter holiday, which fell fully into the second quarter of 1998 versus being split between the first and second quarters in 1997. Accordingly, the first quarter of 1998 was positively impacted for the same reason.

Revenues generated from the Company's 31 senior living communities totaled $19 million for the 1998 second quarter and $39 million year-to-date. During the second quarter of 1998, average occupancy of the communities was almost 92% and the average per diem rate was $88, which resulted in revenue per available unit ("REVPAU") of $80.87. On a year-to-date basis, average occupancy was almost 92% and the average per diem rate was almost $88, which resulted in REVPAU of $80.65. Senior living communities' sales totaled $55 million for the second quarter of 1998 and $110 million for year-to-date 1998.

Revenues were also impacted by the gains on the sales of two hotel properties. The New York East Side Marriott was sold for $191 million resulting in a pre-tax gain of approximately $40 million. The Napa Valley Marriott was sold for $21 million resulting in a pre-tax gain of approximately $10 million.

Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $40 million to $186 million in the second quarter of 1998 from $146 million in the second quarter of 1997, primarily representing increased hotel and senior living communities operating costs, including depreciation and management fees. Year-to-date operating costs and expenses increased $66 million to $373 million. Hotel operating costs increased $30 million to $170 million for the second quarter of 1998 and $52 million to $343 million year-to-date, primarily due to the addition of 26 full-service hotel properties during 1997 and through the first half of 1998 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 51% and 53% of revenues in the second quarter of 1998 and year-to-date, respectively, from 53% and 57% of revenues in the second quarter of 1997 and year-to-date 1997, respectively, due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed. The Company's senior living communities' operating costs and expenses were $11 million for the second quarter of 1998 and $20 million for year-to-date 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $92 million, or 74%, to $216 million for the second quarter of 1998 and $159 million, or 74%, to $374 million year-to-date. Hotel operating profit increased $37 million, or 30%, to $161 million, or 49% of hotel revenues, for the second quarter of 1998 from $124 million, or 47% of hotel revenues, for the second quarter of 1997. Year-to-date hotel operating profit increased $88 million, or 40%, to $309 million, or 47% of hotel revenues, for 1998 compared to $221 million, or 43% of hotel revenues, for 1997. Specifically, hotels in New York City, Toronto and Atlanta reported significant improvements for the 1998 second quarter. Results in Mexico City have also improved as the Mexican economy continues to strengthen. Properties in Florida experienced some minor softness in results due to exceptionally poor weather in 1998.

The Company's senior living communities generated $8 million of operating profit for the second quarter of 1998 and $19 million of operating profit for year-to-date 1998.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Minority Interest. Minority interest expense increased $1 million to $14 million for the second quarter of 1998 and $6 million to $30 million for year-to-date 1998, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1997 and through the second quarter of 1998.

Corporate Expenses. Corporate expenses remained at $9 million for the 1998 second quarter and increased $3 million to $21 million for year-to-date 1998. As a percentage of revenues, corporate expenses decreased to 2.2% of revenues in the second quarter of 1998 and 2.8% of revenues for year-to-date 1998 from 3.4% of revenues in both the second quarter of 1997 and year-to-date 1997, reflecting the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

REIT Conversion Expenses. REIT Conversion expenses reflect the professional fees and other expenses associated with the Company's conversion to a REIT.

Interest Expense. Interest expense increased 34% to $79 million in the second quarter of 1998 and 33% to $162 million year-to-date, primarily due to the additional debt of approximately $580 million assumed in connection with the 1997 and 1998 additions of full-service hotels, approximately $300 million assumed in connection with the acquisition of senior living communities, as well as the issuance of $600 million of 8 7/8% senior notes in July 1997.

Dividends on Convertible Preferred Securities. The Dividends on Convertible Preferred Securities reflect the dividends accrued during the first half of fiscal years 1998 and 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

Interest Income. Interest income increased $1 million to $11 million for the second quarter of 1998. On a year-to-date basis, interest income increased $3 million to $25 million, primarily reflecting interest earned on cash held for future hotel investments.

Income before Extraordinary Item. Income before extraordinary item for the second quarter of 1998 was $66 million, compared to $26 million for 1997. The 1998 year-to-date income before extraordinary item was $96 million compared to $32 million for 1997.

Extraordinary gain. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

Net Income. The Company's net income for the second quarter of 1998 was $66 million compared to $26 million for 1997. Net income for year-to-date 1998 was $96 million compared to $37 million for 1997. Basic and diluted earnings per common share were $.32 and $.30, respectively, for the second quarter of 1998 and $.13 for 1997. On a year-to-date basis, basic and diluted earnings per common share were $.47 and $.45, respectively, for 1998 and $.18 for 1997.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


EBITDA and Comparative FFO
--------------------------

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $49 million, or 28%, to $223 million in the 1998 second quarter and $113 million, or 34%, to $441 million year-to-date.

Hotel EBITDA increased $47 million, or 27%, to $222 million in the second quarter of 1998 and $98 million, or 30%, to $425 million year-to-date, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1997 and 1998 acquisitions. Full-service hotel EBITDA from comparable hotel properties increased 10% and almost 12%, respectively, on REVPAR increases of 7.6% and 8.2%, respectively, for the 1998 second quarter and year-to-date. The Company's senior living communities contributed $15 million of EBITDA during the 1998 second quarter and $30 million of EBITDA for 1998 year-to-date.

The following is a reconciliation of EBITDA to the Company's income before extraordinary item (in millions):

                                                                              Twelve Weeks Ended     Twenty-four Weeks Ended
                                                                            ----------------------   -----------------------
                                                                            June 19,      June 20,    June 19,      June 20,
                                                                              1998         1997        1998          1997
                                                                            --------     ---------   ---------      --------
EBITDA .............................................................          $ 223        $ 174        $ 441         $ 328
Interest expense ...................................................            (79)         (59)        (162)         (122)
Dividends on Convertible Preferred Securities ......................             (8)          (8)         (17)          (17)
Depreciation and amortization ......................................            (67)         (51)        (125)         (102)
Minority interest expense ..........................................            (14)         (13)         (30)          (24)
REIT Conversion expenses ...........................................             (6)          --           (6)           --
Income taxes .......................................................            (45)         (19)         (67)          (24)
Other non-cash charges, net ........................................             62            2           62            (7)
                                                                              -----        -----        -----         -----
   Income before extraordinary item ................................          $  66        $  26        $  96         $  32
                                                                              =====        =====        =====         =====

The Company's interest coverage, defined as EBITDA divided by cash interest expense, was 2.9 times for year-to-date 1998 compared to 2.8 times for year-to-date 1997. On a full year basis, management anticipates that the interest coverage will be 2.5 times for 1998, which is comparable to 1997. The ratio of earnings to fixed charges was 2.0 to 1.0 for the second quarter of 1998 and 1.5 to 1.0 for the second quarter of 1997.

The Company also believes that Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to Real Estate Investment Trusts ("REIT"). Comparative FFO increased $30 million, or 35%, to $115 million in the second quarter of 1998 and $61 million, or 42%, to $206 million year-to-date.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of the Company's income before extraordinary item to Comparative FFO (in millions):


                                                                              Twelve Weeks Ended       Twenty-four Weeks Ended
                                                                              ---------------------    ------------------------
                                                                              June 19,     June 20,    June 19,       June 20,
                                                                               1998          1997        1998          1997
                                                                             --------      --------     ---------      --------

Income before extraordinary item ....................................          $   66         $  26         $  96         $  32
Depreciation and amortization .......................................              67            50           125           101
Other real estate activities ........................................             (51)           (2)          (52)            2
Partnership adjustments .............................................              (2)            3            (8)           --
REIT expenses .......................................................               6            --             6            --
Deferred taxes ......................................................              29             8            39            10
                                                                                -----         -----         -----         -----
   Comparative Funds From Operations ................................          $  115         $  85         $ 206         $ 145
                                                                                =====         =====         =====         =====

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

Cash Flows and Financial Condition
----------------------------------

The Company reported an increase in cash and cash equivalents of $4 million during the twenty-four weeks ended June 19, 1998. Cash flow from operations through the second quarter of 1998 increased $13 million to $206 million principally due to improved lodging results partially offset by seasonal fluctuations in working capital.

Cash provided by investing activities was $11 million through the second quarter of 1998, while cash used in investing activities was $200 million through the second quarter of 1997. Cash from investing activities through the second quarter of 1998 includes capital expenditures of $111 million, primarily related to renewals and replacements on existing properties, and $387 million for the acquisition of eight full-service hotel properties and one senior living community. The Company also received proceeds of $209 million from the sale of two hotel properties in the second quarter of 1998. In addition, the Company generated $308 million of cash from the net sales of short-term marketable securities.

During the first quarter of 1998, the Company acquired a controlling interest in, and became the managing general partner for, the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In addition, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including a $164 million in assumed mortgage debt. The Company previously owned a 1.3% general and limited partnership interest. Also, during the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities in Denver and Colorado Springs, Colorado, for $35 million in 1999 after the anticipated completion of construction, if they achieve certain operating performance criteria. All three of these communities would be operated by MSLS under long-term operating agreements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


During the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partnership interest and held a note receivable interest of approximately $5 million. In addition, the Company acquired the 397-room Ritz-Carlton, Tysons Corner for $96 million and the 281-room Ritz- Carlton, Phoenix for $75 million. The Company also acquired the 487-room Torrance Marriott near Los Angeles, California for $52 million.

In the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 191-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

Cash used in financing activities was $213 million through the second quarter of 1998 and $188 million through the second quarter of 1997. Cash used in financing activities through the second quarter of 1998 includes $168 million in prepayments of debt and a $32 million increase in debt service and capital expenditure reserves that relate to debt assumed for certain hotel properties and planned capital improvements. Cash used in financing activities through the second quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott, partially offset by the $90 million in mortgage financing obtained on the Philadelphia Marriott.

In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire controlling interests in 12 luxury hotels and a first mortgage interest in another hotel in the U.S. and certain other assets in a transaction valued at approximately $1.735 billion. The Company expects to pay approximately $862 million in cash and assumed debt and to issue approximately 43.7 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), to be formed as part of the Company's REIT Conversion, described below. Each Operating Partnership unit ("OP Unit") will be exchangeable for one share of Host Marriott common stock (or its cash equivalent). Upon completion of the acquisition, Blackstone will own approximately 18% of the outstanding shares of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carltons, two Four Seasons, one Grand Hyatt, three Hyatt Regencies, four Swissotel properties and a mortgage on a third Four Seasons.

The pending acquisition of the Blackstone properties represents the first acquisitions in the Company's multi-brand strategy by establishing relationships with other high-quality, well-recognized brands such as Four Seasons, Hyatt and Swissotel. This multi-brand strategy will allow the Company to diversify its existing hotel portfolio (as many markets already have a strong representation of Marriott brand hotels) and increase the Company's pool of potential acquisitions. The Company will focus on upscale and luxury full-service hotels in difficult-to-duplicate locations with high barriers to entry, such as hotels located in downtown, airport and resort/convention locations, which are operated by quality managers.

The Blackstone transaction is expected to close immediately after the REIT Conversion. At that time, the Blackstone hotels and other assets will be contributed into the Operating Partnership. The hotels will continue to be managed under the existing management contracts. Consummation of the Blackstone transaction is subject to certain conditions, including consummation of the REIT Conversion by March 31, 1999.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


In addition, the Company's board of directors (the "Board") has authorized the Company to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

Host Marriott will distribute shares in SLC to its shareholders at the time of the REIT Conversion and Host Marriott expects to make a cash distribution at that time. The projected aggregate value of these distributions, which are expected to be treated as taxable dividends to shareholders, is currently estimated between $400 million and $550 million. An additional taxable distribution may be required in 1999. SLC is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,218 units in 13 states. The communities will continue to be managed by Marriott International. In addition, SLC will lease substantially all of the hotels owned by the Operating Partnership. SLC will operate independently of Host Marriott. In order to facilitate the transition, there may initially be some board of directors overlap, which will be eliminated over time.

Following the REIT Conversion, Host Marriott will own OP Units equal to the number of outstanding shares of Host Marriott common stock at the time of the REIT Conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares.

In June 1998, as part of the REIT Conversion, the Company filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission. This Prospectus/ Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which the Company or its subsidiaries are general partners. As more fully described in this Prospectus/Consent Solicitation Statement, limited partners of those Partnerships that participate in the Mergers will receive either OP Units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership ("Notes"), in exchange for their partnership interests in such Partnerships.

The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999.

On April 20, 1998, the Company and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for $2.5 billion in securities, which may include debt, equity or a combination thereof. The Company anticipates that any net proceeds from the sale of offered securities will be used for refinancing of the Company's indebtedness, including the Existing Senior Notes (as defined below), the potential refinancing of portions of the Company's approximately $2 billion of mortgage debt, potential future acquisitions and general corporate purposes.

In June 1998, HMH Properties, Inc., an indirect wholly-owned subsidiary of the Company, announced that it has commenced offers to purchase any and all of the Company's (i) $600 million in 9 1/2% senior notes due 2005, (ii) $350 million in 9% senior notes due 2007 and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Existing Senior Notes"). Concurrently with each offer to purchase, the Company

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


is soliciting consents from registered holders of the Existing Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Existing Senior Notes were issued.

As of July 14, 1998, HMH Properties received valid tenders and executed consents to substantially all of its Existing Senior Notes. HMH Properties' obligation to purchase the Existing Senior Notes remains subject to satisfaction or waiver of certain conditions, including consummation of the $1.4 billion offering of New Senior Notes (as defined below) and obtaining the new credit facility discussed below. The tender offer expires on July 27, 1998, unless extended.

On July 17, 1998, HMH Properties filed a supplement to the Shelf Registration for an offering (the "Offering") of $1.4 billion of senior notes (the "New Senior Notes"). The New Senior Notes are expected to be issued in two series, $400 million due in 2005 and $1 billion due in 2007. The New Senior Notes will be guaranteed by the Company and certain of its subsidiaries. The Company has received a rating of BB on the New Senior Notes from Standard & Poor's. The Existing Senior Notes were rated BB-.

The Company is negotiating with a number of financial institutions with respect to a $1.25 billion credit facility (the "Credit Facility") to be provided to HMH Properties by a syndicate of lenders. The Credit Facility will replace the Company's existing $500 million credit facility (the "Existing Credit Facility"). The net proceeds from the Offering and borrowings under the Credit Facility will be used by the Company to purchase the Existing Senior Notes and to make bond premium and consent payments and other expenses expected to total $178 million. These costs, along with the write-off of deferred financing fees of approximately $55 million related to the Existing Senior Notes and the Existing Credit Facility, will be recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998 if the transactions are consummated. The Credit Facility will be guaranteed by the Company and certain of its subsidiaries.

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

      None.


Item 5.  Other Information

      None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K:

         . April 17, 1998 -- Report of the announcement that the Company intends to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. As part of the REIT Conversion, the Company intends to spin-off its senior living communities business through a stock dividend to its shareholders. The Company also announced that its has agreed to acquire interests in 13 luxury hotels and certain other assets owned by affiliates of The Blackstone Group and Blackstone Real Estate Partners.

         . July 16, 1998 -- Report that includes information that the Company believes is material to its investors. This includes the following:

                  - The condensed financial statements of the Parent Company (as defined) which represents the investment in, and operations of subsidiaries with restricted net assets accounted for on the equity method of accounting.

                  - The consolidated financial statements of Host Marriott Hotels (as defined) which represents the assets and liabilities expected to be included in the Company's contribution of certain assets and liabilities to the Operating Partnership (as defined herein) in conjunction with the Company's contemplated REIT Conversion (as defined herein).

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     HOST MARRIOTT CORPORATION


July 21, 1998                        /s/ Donald D. Olinger
-------------                        --------------------------------
Date                                 Donald D. Olinger
                                     Senior Vice President and
                                     Corporate Controller
                                     (Chief Accounting Officer)