Form 10-Q
period 1998-09-11
HOST MARRIOTT CORP/MD
filed 1998-10-26
CIK 314733

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




For the Quarter Ended September 11, 1998              Commission File No. 1-5664


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


        Delaware                                               53-0085950
------------------------                                   --------------------
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

                                                              Yes   X     No
                                                                   ---       ---


                                                             Shares outstanding
     Class                                                   at October 9, 1998
-----------------                                            ------------------
Common Stock, $1.00
par value per share                                                 204,744,077
                                                                    -----------

================================================================================

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


Part I.     FINANCIAL INFORMATION (Unaudited):

            Condensed Consolidated Balance Sheets -                          3
              September 11, 1998 and January 2, 1998

            Condensed Consolidated Statements of Operations -                4
              Twelve Weeks and Thirty-six Weeks Ended
              September 11, 1998 and September 12, 1997

            Condensed Consolidated Statements of Cash Flows -                6
              Thirty-six Weeks Ended September 11, 1998 and
              September 12, 1997

            Notes to Condensed Consolidated Financial Statements             7

            Management's Discussion and Analysis of Results of              15
              Operations and Financial Condition


Part II.    OTHER INFORMATION AND SIGNATURE                                 26

                          PART I. FINANCIAL INFORMATION


                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                        September 11,    January 2,
                                                                                             1998           1998
                                                                                        -------------    -----------
                                                                                         (unaudited)
                                     ASSETS
                                     ------
Property and Equipment, net............................................................   $  5,937       $  5,217
Notes and Other Receivables (including amounts due from
  affiliates of $4 million and $23 million, respectively)..............................         32             54
Due from Managers......................................................................         88             93
Investments in Affiliates..............................................................         18             13
Other Assets...........................................................................        319            284
Short-Term Marketable Securities.......................................................         36            354
Cash and Cash Equivalents..............................................................        539            511
                                                                                          --------       --------
                                                                                          $  6,969       $  6,526
                                                                                          =========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
  Senior Notes Issued by the Company or its Subsidiaries...............................   $  1,747       $  1,585
  Mortgage Debt........................................................................      2,003          1,979
  Other................................................................................        474            219
                                                                                          --------       --------
                                                                                             4,224          3,783
Accounts Payable and Accrued Expenses..................................................         70             97
Deferred Income Taxes..................................................................        526            508
Other Liabilities......................................................................        447            388
                                                                                          --------       --------
     Total Liabilities.................................................................      5,267          4,776
                                                                                          ---------      --------

Company-obligated Mandatorily Redeemable Convertible Preferred
  Securities of a Subsidiary Trust Whose Assets are the
  Convertible Subordinated Debentures Due 2026 ("Convertible Preferred
  Securities").........................................................................        550            550
                                                                                          --------       --------

Shareholders' Equity
  Common Stock, 600 million shares authorized; 204.5 million shares
    and 203.8 million shares issued and outstanding, respectively......................        205            204
  Additional Paid-in Capital...........................................................        939            937
  Retained Earnings....................................................................          1             49
  Accumulated Other Comprehensive Income...............................................          7             10
                                                                                          --------       --------
     Total Shareholders' Equity........................................................      1,152          1,200
                                                                                          --------       --------
                                                                                          $  6,969       $  6,526
                                                                                          ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve weeks ended September 11, 1998 and September 12, 1997
            (unaudited, in millions, except per common share amounts)

                                                                                            1998           1997
                                                                                         ---------       --------
REVENUES
    Hotels.............................................................................  $     270       $    224
    Senior living communities..........................................................         19             16
    Net gains on property transactions.................................................          1              1
    Equity in earnings of affiliates...................................................          2             --
    Other..............................................................................          1              5
                                                                                         ---------       --------
      Total revenues...................................................................        293            246
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $36 million and $33 million in 1998 and 1997, respectively)......................        159            142
    Senior living communities (including Marriott International
      management fees of $3 million in 1998 and 1997)..................................         11              9
    Other..............................................................................          4              6
                                                                                         ---------       --------
      Total operating costs and expenses...............................................        174            157
                                                                                         ---------       --------

OPERATING PROFIT.......................................................................        119             89
Minority interest......................................................................         (6)            --
Corporate expenses.....................................................................        (12)            (9)
REIT Conversion expenses...............................................................         (8)            --
Interest expense.......................................................................        (83)           (76)
Dividends on Convertible Preferred Securities of a subsidiary trust....................         (9)            (9)
Interest income........................................................................         11             15
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES.............................................................         12             10
Provision for income taxes.............................................................         (8)            (4)
                                                                                         ---------       --------

INCOME BEFORE EXTRAORDINARY ITEM.......................................................          4              6
Extraordinary item - loss on extinguishment of debt (net of income
   taxes of $80 million in 1998).......................................................       (148)            --
                                                                                         ---------       --------

NET INCOME (LOSS)......................................................................  $    (144)      $      6
                                                                                         =========       ========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .02       $    .03
Extraordinary item.....................................................................       (.73)            --
                                                                                         ---------       --------
NET INCOME (LOSS)......................................................................  $    (.71)      $    .03
                                                                                         =========       ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .02       $    .03
Extraordinary item.....................................................................       (.71)            --
                                                                                         ---------       --------
NET INCOME (LOSS)......................................................................  $    (.69)      $    .03
                                                                                         =========       ========


            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Thirty-six weeks ended September 11, 1998 and September 12, 1997
           (unaudited, in millions, except per common share amounts)

                                                                                            1998           1997
                                                                                         ---------       ---------
REVENUES
    Hotels.............................................................................  $     922       $    736
    Senior living communities..........................................................         58             16
    Net gains (losses) on property transactions........................................         53              3
    Equity in earnings of affiliates...................................................          1              3
    Other..............................................................................          6             10
                                                                                         ---------       --------
      Total revenues...................................................................      1,040            768
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $138 million and $111 million in 1998 and 1997, respectively)....................        502            433
    Senior living communities (including Marriott International management fees of $9 million and $3 million in 1998 and
      1997, respectively)..............................................................         31              9
    Other..............................................................................         14             22
                                                                                         ---------       --------
      Total operating costs and expenses...............................................        547            464
                                                                                         ---------       --------

OPERATING PROFIT.......................................................................        493            304
Minority interest......................................................................        (36)           (24)
Corporate expenses.....................................................................        (33)           (27)
REIT Conversion expenses...............................................................        (14)            --
Interest expense.......................................................................       (245)          (198)
Dividends on Convertible Preferred Securities of a subsidiary trust....................        (26)           (26)
Interest income........................................................................         36             37
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......................................        175             66
Provision for income taxes.............................................................        (75)           (28)
                                                                                         ---------       --------

INCOME BEFORE EXTRAORDINARY ITEM.......................................................        100             38
Extraordinary item - gain (loss) on extinguishment of debt
  (net of income taxes of $80 million in 1998 and $3 million in 1997)..................       (148)             5
                                                                                         ---------       --------

NET INCOME (LOSS)......................................................................  $     (48)      $     43
                                                                                         =========       ========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .49       $    .19
Extraordinary item.....................................................................       (.73)           .02
                                                                                         ---------       --------
NET INCOME (LOSS)......................................................................  $    (.24)      $    .21
                                                                                         =========       ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary item.......................................................  $     .48       $    .19
Extraordinary item.....................................................................       (.71)           .02
                                                                                         ---------       --------
NET INCOME (LOSS)......................................................................  $    (.23)      $    .21
                                                                                         =========       ========

            See Notes to Condensed Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-six weeks ended September 11, 1998 and September 12, 1997
                            (unaudited, in millions)

                                                                                             1998           1997
                                                                                          --------       ---------
OPERATING ACTIVITIES
Income before extraordinary item.......................................................   $    100       $      38
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization......................................................        184             158
    Income taxes.......................................................................         50              --
    Gains on sales of hotel properties.................................................        (50)             --
Equity in (earnings) losses of affiliates..............................................         --              (3)
Changes in operating accounts..........................................................        (33)             78
Other..................................................................................         27              42
                                                                                          --------       ---------
Cash from operations...................................................................        278             313
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................        211              35
Acquisitions...........................................................................       (636)           (441)
Capital expenditures:
    Renewals and replacements..........................................................       (113)            (86)
    New development projects...........................................................        (36)             --
    New investment capital expenditures................................................        (19)            (22)
Purchases of short-term marketable securities..........................................       (134)             --
Sales of short-term marketable securities..............................................        451              --
Note receivable collections............................................................          3               5
Affiliate collections, net.............................................................         13              --
Other..................................................................................        (13)             12
                                                                                          --------       ---------
    Cash used in investing activities..................................................       (273)           (497)
                                                                                          --------       ---------

FINANCING ACTIVITIES
Issuances of debt, net of related expenses.............................................      2,004             682
Issuances of common stock..............................................................          2               4
Scheduled principal repayments.........................................................        (42)            (77)
Debt prepayments ......................................................................     (1,750)           (241)
Costs of extinguishment of debt........................................................       (175)             --
Other..................................................................................        (16)             23
                                                                                          --------       ---------
    Cash used in financing activities..................................................         23             391
                                                                                          --------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS..................................................   $     28       $     207
                                                                                          ========       =========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties and senior living
      communities......................................................................   $    164       $     585
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 11, 1998 and January 2, 1998, and the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire controlling interests in 12 luxury hotels and a first mortgage interest in another hotel in the United States and certain other assets. The Company expects to pay approximately $862 million in cash and assumed debt and to issue approximately 43.7 million operating partnership units ("OP Units") of the new operating partnership (the "Operating Partnership") (based upon a negotiated value of $20.00 per OP Unit) and distribute up to 18% of the shares of Crestline (defined below), to be formed as part of the Company's reorganization, described below. Each OP Unit will be exchangeable for one share of Host Marriott common stock (or its cash equivalent). Upon completion of the acquisition, Blackstone will own approximately 16% of the outstanding shares of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carlton, two Four Seasons, one Grand Hyatt, three Hyatt Regency and four Swissotel properties, and a mortgage on a third Four Seasons property.

     The Blackstone transaction is expected to close immediately after the REIT Conversion, as described below. At that time, Blackstone's hotels and other assets will be contributed into the Operating Partnership, and the hotels leased to subsidiaries of Crestline (defined below). The hotels will continue to be managed on behalf of the lessees under the existing management contracts. Consummation of the Blackstone transaction is also subject to certain conditions, including consummation of the REIT Conversion no later than March 31, 1999 and Host Marriott qualifying as a REIT for 1999.

3. The Company's board of directors (the "Board") has authorized the Company to restructure its business operations to qualify as a real estate investment trust ("REIT"), currently expected to be effective as of January 1, 1999, and to spin-off its senior living communities business (Crestline Capital Corporation, "Crestline") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with substantially all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

     Host Marriott will distribute shares in Crestline to its shareholders at the time of the REIT Conversion and Host Marriott expects to make a cash distribution at that time. The aggregate value of the Crestline capital stock and the cash to be distributed to shareholders and Blackstone, if the Blackstone acquisition is consummated and which is expected to be treated as a taxable dividend, is currently estimated to be approximately $525 million to $625 million. The actual amount of the distribution will be based, in part, upon the estimated amount of accumulated earnings and profits of Host Marriott as of the last day of its taxable year in which the REIT Conversion is consummated. To the extent that the distributions made are not sufficient to eliminate Host Marriott's accumulated earnings and profits, one or more additional taxable distributions will be made prior to the last day of the first full taxable year as a REIT (currently expected to be December 31, 1999). The distribution satisfies the requirement that a "C" corporation converting to a REIT distribute all of its accumulated earnings and profits at the time of conversion to a REIT. Crestline is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,259 units in 13 states. The communities will continue to be managed by Marriott International. In addition, Crestline will lease substantially all of the hotels currently owned by the Operating Partnership. Crestline will operate independently of Host Marriott.

     Following the REIT Conversion, Host Marriott will own OP Units equal to the number of outstanding shares of Host Marriott common stock at the time of the REIT Conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares.

     As part of the REIT Conversion, the Company filed a Prospectus/Consent Solicitation with the Securities and Exchange Commission. This Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which the Company or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of those Partnerships that participate in the Mergers will receive either OP Units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership ("Notes") or common stock in the REIT, in exchange for their partnership interests in such Partnerships. The Prospectus/Consent Solicitation period expires on December 12, 1998, unless extended.

     The REIT expects to qualify as a real estate investment trust under federal income tax law, beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999. If the REIT Conversion is not completed on January 1, 1999, the effectiveness of REIT election could be delayed until January 1, 2000, which would result in the Company continuing to pay a substantial amount of corporate-level income taxes in 1999.

     On April 20, 1998, the Company and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for the issuance of up to $2.5 billion in securities, which may include debt, equity or a combination thereof. The Company utilized $1.7 billion of the capacity under this Shelf Registration to issue the New Senior Notes (defined below) and anticipates that any net proceeds from the sale of additional offered securities will be used for refinancing of the Company's indebtedness, acquisitions and general corporate purposes.

     HMH Properties, Inc. ("HMH Properties") an indirect wholly owned subsidiary of the Company, which currently owns 72 of Host Marriott's hotels, utilized the Shelf Registration to issue an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. Approximately $21 million of the Old Senior Notes remain outstanding. The 1998 Consent Solicitations facilitated the merger of HMC Capital Resources Holdings Corporation ("Capital Resources"), a wholly owned subsidiary of the Company, with and into HMH Properties. Capital Resources, the then owner of eight of Host Marriott's hotel properties, was the obligor under the $500 million revolving credit facility (the "Old Credit Facility").

     In conjunction with the issuance of the New Senior Notes, HMH Properties entered into a $1.25 billion credit facility (the "New Credit Facility") with a group of commercial banks. The New Credit Facility has an initial three-year term with two one-year extension options. Borrowings under the New Credit Facility generally bear interest at the Eurodollar rate plus 1.75% (7.5% at September 11, 1998). The interest rate and commitment fee (0.35% at September 11, 1998) on the unused portion of the New Credit Facility fluctuate based on certain financial ratios. The New Senior Notes and the New Credit Facility are guaranteed by the Company and its wholly owned subsidiary, Host Marriott Hospitality, Inc., and certain subsidiaries of HMH Properties and are secured by pledges of equity interests in certain subsidiaries of HMH Properties. The New Senior Notes and the New Credit Facility will be assumed by the Operating Partnership in connection with the REIT Conversion and the guarantee of the Company is expected to terminate upon consumation of the REIT Conversion. As of September 11, 1998, $350 million was outstanding under the New Credit Facility.

     The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of HMH Properties and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equityholders of HMH Properties, the Company, and (following the REIT Conversion) the Operating Partnership and Host REIT. The New Credit Facility and the New Senior Notes also contain certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt.

     On August 5, 1998, simultaneously with the issuance of the New Senior Notes and the New Credit Facility, HMH Properties, Inc. purchased substantially all of its (i) $600 million in 9 1/2% senior notes due 2005, (ii) $350 million in 9% senior notes due 2007 and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Concurrently with each offer to purchase, HMH Properties successfully solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued.

     The net proceeds from the offering and borrowings under the New Credit Facility were used by Host Marriott to purchase substantially all of the Old Senior Notes, to repay amounts outstanding under the Old Credit Facility and to make bond premium and consent payments totaling $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes and the Old Credit Facility, were recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998.

     On September 30, 1998, the Company filed a preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission. The Proxy Statement/Prospectus describes the proposed merger by and among Host Marriott, HMC Merger Corporation ("Host REIT") and Host Marriott, L.P., a recently formed limited partnership, pursuant to the REIT Conversion. The Prospectus proposes the restructuring of Host Marriott by contribution of its wholly owned full-service hotels and its interests in certain hotel partnerships and other assets to the Operating Partnership and reincorporation of Host Marriott with and into Host REIT. As a result of the restructuring, shares of Host Marriott common stock will be converted to shares of Host REIT common stock.

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

     House profit generated by the Company's hotels for 1998 and 1997 consists of:

                                                                   Twelve Weeks Ended                 Thirty-six Weeks Ended
                                                            --------------------------------      --------------------------------
                                                            September 11,      September 12,       September 11,     September 12,
                                                                1998               1997                1998              1997
                                                            -------------      -------------       ------------      -------------
                                                                                       (in millions)
Sales
   Rooms ...............................................       $  494             $  415             $1,514             $1,246
   Food & Beverage .....................................          198                154                642                500
   Other ...............................................           49                 40                159                120
                                                               ------             ------             ------             ------
     Total Hotel Sales .................................          741                609              2,315              1,866
                                                               ------             ------             ------             ------
Department Costs
   Rooms ...............................................          121                 98                348                285
   Food & Beverage .....................................          156                126                477                381
   Other ...............................................           25                 23                 80                 63
                                                               ------             ------             ------             ------
     Total Department Costs ............................          302                247                905                729
                                                               ------             ------             ------             ------
Department Profit ......................................          439                362              1,410              1,137
Other Deductions .......................................          169                138                488                401
                                                               ------             ------             ------             ------
     House Profit ......................................       $  270             $  224             $  922             $  736
                                                               ======             ======             ======             ======

     House profit generated by the Company's senior living communities for 1998 consists of (in millions):

                                                                   Twelve Weeks Ended                  Thirty-six Weeks Ended
                                                            --------------------------------       -------------------------------
                                                            September 11,      September 12,       September 11,     September 12,
                                                                1998               1997                1998              1997
                                                            -------------      -------------       -------------     -------------
                                                                                       (in millions)
Sales ..............................................             $ 56               $ 47               $166               $ 47
Department Costs ...................................               37                 31                108                 31
                                                                 ----               ----               ----               ----
      House Profit .................................             $ 19               $ 16               $ 58               $ 16
                                                                 ====               ====               ====               ====


     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. The Company has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires the Company to include property-level sales and operating expenses of its hotels and senior living communities in its statements of operations. The Company will adopt EITF 97-2 in the fourth quarter of 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 to the consolidated financial statements for the twelve weeks ended September 11, 1998 and September 12, 1997 would have increased both revenues and operating expenses by approximately $508 million and $416 million and $1,501 million and $1,161 million for the thirty-six weeks then ended, respectively, and would have had no impact on operating profit, net income or earnings per share.

5. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income plus dividends by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Diluted earnings per common share was not adjusted for the impact of the Convertible Preferred Securities as they were anti-dilutive for all periods presented.

     A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                    Twelve Weeks Ended             Thirty-six Weeks Ended
                                                             ------------------------------     ------------------------------
                                                             September 11,    September 12,     September 11,    September 12,
                                                                 1998             1997              1998             1997
                                                             -------------    -------------     -------------    -------------
                                                                                       (in millions)
      Weighted average number of common
        shares outstanding................................       204.4            203.1             204.1            202.8
      Assuming distribution of common shares
        granted under the comprehensive stock
        plan, less shares assumed purchased at
        average market price..............................         3.9              4.6               4.2              4.8
      Assuming distribution of common shares upon
        redemption of Convertible Preferred Securities....          --               --                --               --
      Assuming distribution of common shares
        issuable for warrants, less shares assumed
        purchased at average market price.................          .1               .3                .1               .2
                                                                ------           ------             -----            -----
         Shares utilized for the calculation of diluted
            earnings per share............................       208.4            208.0             208.4            207.8
                                                                ======           ======             =====            =====

6. As of September 11, 1998, the Company had minority interests in 18 affiliates that own an aggregate of 240 properties, 20 of which are full-service properties, managed primarily by Marriott International, Inc. The Company's equity in earnings of affiliates was $2 million and $1 million for the twelve weeks and thirty-six weeks ended September 11, 1998, respectively. For the twelve weeks ended September 12, 1997, the Company's equity in earnings of affiliates was not significant. The Company's equity in earnings of affiliates was $3 million for the thirty-six weeks ended September 12, 1997.

     Combined summarized operating results reported by affiliates follows:

                                                                   Twelve Weeks Ended              Thirty-six Weeks Ended
                                                             ------------------------------     ------------------------------
                                                             September 11,    September 12,     September 11,    September 12,
                                                                 1998             1997              1998             1997
                                                             -------------    -------------     ------------     -------------
                                                                                       (in millions)
      Revenues............................................   $     114         $    144           $   369          $   447
      Operating expenses:
         Cash charges (including interest)................         (71)             (93)             (223)            (278)
         Depreciation and other non-cash charges..........         (32)             (45)             (101)            (140)
                                                             ---------         --------           -------          -------
      Income before extraordinary item....................          11                6                45               29
      Extraordinary item - forgiveness of debt............          --               --                 4               12
                                                             ---------         --------           -------          -------
           Net income.....................................   $      11         $      6           $    49          $    41
                                                             =========         ========           =======          =======

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

     In the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for approximately $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 191-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million. Also, during the second quarter of 1998, the Company acquired the 397- room Ritz-Carlton, Tysons Corner for approximately $96 million and the 281-room Ritz-Carlton, Phoenix for approximately $75 million. In addition, the Company acquired the 487-room Torrance Marriott near Los Angeles, California for approximately $52 million.

     During the third quarter of 1998, the Company acquired the 308-room Ritz-Carlton, Dearborn, Michigan for approximately $65 million, the 336-room Ritz-Carlton, San Francisco for approximately $161 million and the 404-room Memphis Marriott (which was converted to the Marriott brand upon acquisition) for approximately $16 million.

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

                                                             Thirty-six Weeks Ended September 11, 1998
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   922    $    58           $   60           $  1,040
       Operating profit..........................        420         27               46                493
       Interest income...........................         35          1               --                 36
       Interest expense..........................       (228)       (14)              (3)              (245)
       Other.....................................        (36)        --              (73)              (109)
       Income (loss) before income taxes.........        191         14              (30)               175


                                                             Thirty-six Weeks Ended September 12, 1997
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   736    $    16           $   16           $   768
       Operating profit (loss)...................        303          7               (6)              304
       Interest income...........................         25          1               11                37
       Interest expense..........................       (186)        (7)              (5)             (198)
       Other.....................................        (24)        --              (53)              (77)
       Income (loss) before income taxes.........        118          1              (53)               66

                                                                Twelve Weeks Ended September 11, 1998
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   270    $    19           $    4           $   293
       Operating profit..........................        111          8               --               119
       Interest income...........................         11         --               --                11
       Interest expense..........................        (78)        (4)              (1)              (83)
       Other.....................................         (6)        --              (29)              (35)
       Income before income taxes................         38          4              (30)               12


                                                               Twelve Weeks Ended September 12, 1997
                                                      -------------------------------------------------------
                                                      Hotels  Senior Living  Corporate & Other   Consolidated
                                                      ------  -------------  -----------------   ------------
       Revenues..................................    $   224    $    16           $    6           $   246
       Operating profit..........................         82          7               --                89
       Interest income...........................          9          1                5                15
       Interest expense..........................        (67)        (7)              (2)              (76)
       Other.....................................         --         --              (18)              (18)
       Income (loss) before income taxes.........         24          1              (15)               10

     As of September 11, 1998 and September 12, 1997, the Company's foreign operations consist of four full-service hotel properties located in Canada and two full-service hotel properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company operates (in millions):

                                                          Twelve Weeks Ended                      Thirty-six Weeks Ended
                                                  ----------------------------------        ---------------------------------
                                                  September 11,        September 12,        September 11,       September 12,
                                                      1998                 1997                 1998                 1997
                                                  -------------        -------------        -------------       -------------
     United States .............................     $  281               $  235               $1,009               $  743
     International .............................         12                   11                   31                   25
                                                     ------               ------               ------               ------
           Total ...............................     $  293               $  246               $1,040               $  768
                                                     ======               ======               ======               ======

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

     The Company's only component of other comprehensive income is the right to receive up to 1.4 million shares of Host Marriott Services Corporation's ("HMSC") common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. For the twelve and thirty-six weeks ended September 11, 1998, the other comprehensive loss was $4 million and $3 million, respectively. For the twelve and thirty-six weeks ended September 11, 1998, the comprehensive loss was $148 million and $51 million, respectively. For the twelve and thirty-six weeks ended September 12, 1997, other comprehensive income was $5 million and $8 million, respectively. For the twelve and thirty-six weeks ended September 12, 1997, comprehensive income was $11 million and $51 million, respectively. As of September 11, 1998 and January 2, 1998, the Company's accumulated other comprehensive income was approximately $7 million and $10 million, respectively.

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

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward-looking Statements
--------------------------

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and the Blackstone portfolio acquisition on FFO, EBITDA, and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including the following factors that could affect such forward-looking statements: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations; (v) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with the Company's proposed conversion to a real estate investment trust (REIT) and to consummate all of the transactions constituting the REIT conversion; (vi) changes in travel patterns, taxes and government regulations; (vii) governmental approvals, actions and initiatives; (viii) the effects of tax legislative action; and (ix) the timing of the Company's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, they can give no assurance that their expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
---------------------

Revenues. Revenues primarily represent house profit from the Company's hotel properties and senior living communities, net gains (losses) on property transactions and equity in earnings (losses) of affiliates. Revenues increased $47 million, or 19%, to $293 million for the third quarter of 1998 from $246 million for the third quarter of 1997. Year-to-date revenues rose $272 million, or 35%, to $1,040 million. The Company's revenue and operating profit were impacted by:

 .    improved lodging results for comparable full-service hotel properties;

 .    the addition of 18 full-service hotel properties during 1997 and 11 full-service properties during the first three quarters of 1998;

 .    the addition of 30 senior living communities in 1997 and one senior living community in the first three quarters of 1998; and

 .    the gain on the sales of two hotel properties in the second quarter of
     1998.

Hotel revenues increased $46 million, or 21%, to $270 million in the third quarter of 1998 and $186 million, or 25%, to $922 million for year-to-date 1998 due to growth in room revenues generated per available room

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


("REVPAR") and the addition of 29 full-service properties acquired in 1997 and through the first three quarters of 1998.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $132 million, or 22%, to $741 million in the third quarter of 1998 and $449 million, or 24%, to over $2.3 billion year-to-date, reflecting the REVPAR increases for comparable units and the addition of full-service properties in 1997 and 1998. Improved results for the Company's full-service hotels were driven by strong increases in REVPAR for comparable units of 7.2% to $106.65 for the 1998 third quarter and 7.9% to $113.27 year-to-date. Results were further enhanced by a one percentage point increase in the house profit margin for comparable full-service properties for the quarter and year-to-date. On a comparable basis for the Company's full-service hotel properties, average room rates increased over 6% for the 1998 third quarter and nearly 8% year-to-date, while average occupancy increased over one-half percentage point for the 1998 third quarter, with no change in occupancy year-to-date.

Revenues generated from the Company's 31 senior living communities totaled $19 million for the 1998 third quarter and $58 million year-to-date, compared to $16 million for the 1997 third quarter and year-to-date (as the assets were purchased in the third quarter of 1997). During the third quarter of 1998, average occupancy of the communities was over 92% and the average per diem rate was $88.78, which resulted in revenue per available unit ("REVPAU") of $81.86 compared to REVPAU of $76.24 in the third quarter of 1997. On a year-to-date basis, average occupancy was nearly 92% and the average per diem rate was $88.19, which resulted in REVPAU of $81.05. Senior living communities' sales totaled $56 million for the third quarter of 1998 and $166 million for year-to-date 1998.

Revenues were also impacted by the gains on the sales of two hotel properties. The New York East Side Marriott was sold for $191 million resulting in a pre-tax gain of approximately $40 million. The Napa Valley Marriott was sold for $21 million resulting in a pre-tax gain of approximately $10 million.

Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $17 million to $174 million in the third quarter of 1998 from $157 million in the third quarter of 1997, primarily representing increased hotel and senior living communities operating costs. Year-to-date operating costs and expenses increased $83 million to $547 million. Hotel operating costs increased $17 million to $159 million for the third quarter of 1998 and $69 million to $502 million year-to-date, primarily due to the addition of 29 full-service hotel properties during 1997 and through the first three quarters of 1998 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 59% and 54% of revenues in the third quarter of 1998 and year-to-date, respectively, from 63% and 59% of revenues in the third quarter of 1997 and year-to-date 1997, respectively, due to the significant increases in REVPAR discussed above, as well as the operating leverage as a result of a significant portion of the Company's hotel operating costs and expenses being fixed. The Company's senior living communities' operating costs and expenses were $11 million for the third quarter of 1998 and $31 million for year-to-date 1998, compared to $9 million for the third quarter of 1997 and year-to-date 1997. As the senior living communities were purchased at the beginning of the 1997 third quarter, year-to-date operating costs and expenses are not comparable.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $30 million, or 34%, to $119 million for the third quarter of 1998 and $189 million, or 62%, to $493 million year-to-date. Hotel operating profit increased $29 million, or 35%, to $111 million, or 41% of hotel revenues, for the third quarter of 1998 from $82 million, or 37% of hotel revenues, for the third quarter of 1997. Year-to-date hotel operating profit increased $117 million, or

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


39%, to $420 million, or 46% of hotel revenues, for 1998 compared to $303 million, or 41% of hotel revenues, for 1997. Specifically, hotels in New York City, San Francisco, Toronto and Atlanta reported significant improvements for the 1998 third quarter over the third quarter of 1997.

The Company's senior living communities generated $8 million of operating profit for the third quarter of 1998 and $27 million of operating profit for year-to-date 1998, compared to $7 million for the third quarter of 1997 and year-to-date 1997.

Minority Interest. Minority interest expense increased $6 million to $6 million for the third quarter of 1998 and $12 million to $36 million for year-to-date 1998, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1997 and 1998.

Corporate Expenses. Corporate expenses increased $3 million to $12 million for the 1998 third quarter and increased $6 million to $33 million for year-to-date 1998. As a percentage of revenues, corporate expenses remained at 4% of revenues for the third quarter of 1998 and decreased to 3% of revenues for year-to-date 1998 from 4% of revenues for year-to-date 1997, reflecting the Company's efforts to control its corporate expenses in spite of the substantial growth in revenues.

REIT Conversion Expenses. REIT Conversion expenses reflect the professional fees and other expenses associated with the Company's conversion to a REIT.

Interest Expense. Interest expense increased 9% to $83 million in the third quarter of 1998 and 24% to $245 million year-to-date 1998, primarily due to the additional debt assumed in connection with the 1997 and 1998 additions of full-service hotels and senior living communities, as well as the issuance of the New Senior Notes and the New Credit Facility.

Dividends on Convertible Preferred Securities. The Dividends on Convertible Preferred Securities reflect the dividends accrued during the first three quarters of 1998 and 1997 on the $550 million in 6.75% Convertible Preferred Securities issued by the Company in December 1996.

Interest Income. Interest income decreased $4 million to $11 million for the third quarter of 1998. On a year-to-date basis, interest income decreased $1 million to $36 million. These decreases primarily reflect the lower level of cash and marketable securities held in 1998 compared to 1997.

Income before Extraordinary Item. Income before extraordinary item for the third quarter of 1998 was $4 million, compared to $6 million for 1997. The 1998 year-to-date income before extraordinary item was $100 million compared to $38 million for 1997.

Extraordinary Gain (Loss). In connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of taxes. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Income (Loss). The Company's net loss for the third quarter of 1998 was $144 million compared to net income of $6 million for 1997. The significant net loss for the third quarter of 1998 was due to the $148 million extraordinary loss on the extinguishment of debt. Net loss for year-to-date 1998 was $48 million compared to net income of $43 million for 1997. Basic and diluted earnings
(loss) per common share were $(.71) and $(.69), respectively, for the third quarter of 1998 and $.03 for 1997. On a year-to-date basis, basic and diluted earnings (loss) per common share were $(.24) and $(.23), respectively, for 1998 and $.21 for 1997.

EBITDA and Comparative FFO
--------------------------

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $19 million, or 13%, to $170 million in the 1998 third quarter and $132 million, or 28%, to $611 million year-to-date.

Hotel EBITDA increased $28 million, or 20%, to $167 million in the third quarter of 1998 and $126 million, or 27%, to $592 million year-to-date, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1997 and 1998 acquisitions. Full-service hotel EBITDA from comparable hotel properties increased 11.0% and 11.5%, respectively, on REVPAR increases of 7.2% and 7.9%, respectively, for the 1998 third quarter and year-to-date. The Company's senior living communities contributed $13 million of EBITDA during the 1998 third quarter and $43 million of EBITDA for 1998 year-to-date compared to $11 million for the 1997 third quarter and year-to-date, respectively.

The following is a reconciliation of EBITDA to the Company's income before extraordinary item (in millions):

                                                                      Twelve Weeks Ended           Thirty-six Weeks Ended
                                                              ------------------------------    ------------------------------
                                                              September 11,    September 12,    September 11,    September 12,
                                                                  1998             1997            1998              1997
                                                              -------------    -------------    -------------    -------------
EBITDA .................................................         $ 170            $ 151            $ 611            $ 479
Interest expense .......................................           (83)             (76)            (245)            (198)
Dividends on Convertible Preferred Securities ..........            (9)              (9)             (26)             (26)
Depreciation and amortization ..........................           (59)             (56)            (184)            (158)
Minority interest expense ..............................            (6)              --              (36)             (24)
REIT Conversion expenses ...............................            (8)              --              (14)              --
Income taxes ...........................................            (8)              (4)             (75)             (28)
Other non-cash charges, net ............................             7               --               69               (7)
                                                                 -----            -----            -----            -----
     Income before extraordinary item ..................         $   4            $   6            $ 100            $  38
                                                                 =====            =====            =====            =====

The Company's interest coverage, defined as EBITDA divided by cash interest expense, was 2.6 times for both year-to-date 1998 and year-to-date 1997. On a full year basis, management anticipates that the interest coverage will be 2.5 times for 1998, which is comparable to 1997. The ratio of earnings to fixed charges was 1.7 to 1.0 for the third quarter of 1998 and 1.4 to 1.0 for the third quarter of 1997.

The Company also believes that Comparative Funds From Operations ("Comparative FFO," which represents Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus deferred tax expense) is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to other REITs. Comparative FFO increased $19 million, or 33%, to $76 million in the third quarter of 1998 and $80 million, or 40%, to $282 million year-to-date.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of the Company's income before extraordinary item to Comparative FFO (in millions):

                                                                    Twelve Weeks Ended           Thirty-six Weeks Ended
                                                            -----------------------------     -----------------------------
                                                            September 11,   September 12,     September 11,   September 12,
                                                               1998            1997              1998             1997
                                                            -------------   -------------     -------------   -------------
Income before extraordinary item .......................      $   4            $   6            $ 100            $  38
Depreciation and amortization ..........................         59               57              184              158
Other real estate activities ...........................         (1)              (1)             (53)               1
Partnership adjustments ................................         (1)              (6)              (9)              (6)
REIT expenses ..........................................          8               --               14               --
Deferred taxes .........................................          7                1               46               11
                                                              -----            -----            -----            -----
     Comparative Funds From Operations .................      $  76            $  57            $ 282            $ 202
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

Cash Flows and Financial Condition
----------------------------------

The Company reported an increase in cash and cash equivalents of $28 million during the thirty-six weeks ended September 11, 1998. Cash flow from operations through the third quarter of 1998 decreased $35 million to $278 million principally due to changes in operating accounts, offset by improved lodging results.

Cash used in investing activities was $273 million through the third quarter of 1998, while cash used in investing activities was $497 million through the third quarter of 1997. Cash from investing activities through the third quarter of 1998 includes capital expenditures of $168 million, primarily related to renewals and replacements on existing properties, and $636 million for the acquisition of 11 full-service hotel properties and one senior living community. The Company also received proceeds of approximately $209 million from the sale of two hotel properties in the second quarter of 1998, which is included in proceeds from sales of assets. In addition, the Company generated $317 million of cash from the net sales of short-term marketable securities.

During the first quarter of 1998, the Company acquired a controlling interest in, and became the managing general partner for, the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In addition, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including a $164 million in assumed mortgage debt. The Company previously owned a 1.3% general and limited partnership interest. Also, during the first quarter of 1998, the Company acquired the Gables at Winchester in suburban Boston, a 124-unit senior living community, for $21 million and entered into conditional purchase agreements to acquire two Marriott Brighton Gardens assisted living communities in Denver and Colorado Springs, Colorado, for $35 million in 1999 after the anticipated completion of construction, if they achieve certain operating performance criteria. All three of these communities would be operated by Marriott International under long-term operating agreements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


During the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partnership interest and held a note receivable interest of approximately $5 million. In addition, the Company acquired the 397-room Ritz-Carlton, Tysons Corner for approximately $96 million and the 281- room Ritz-Carlton, Phoenix for approximately $75 million. The Company also acquired the 487-room Torrance Marriott near Los Angeles, California for approximately $52 million.

During the third quarter of 1998, the Company acquired the 308-room Ritz-Carlton, Dearborn, Michigan for approximately $65 million, the 336-room Ritz-Carlton, San Francisco for approximately $161 million and the 404-room Memphis Marriott (which was converted to the Marriott brand upon acquisition) for approximately $16 million.

In the second quarter of 1998, the Company sold the 662-room New York Marriott East Side for $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 191-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

Cash used in financing activities was $23 million through the third quarter of 1998 and $391 million through the third quarter of 1997. Cash used in financing activities through the third quarter of 1998 includes $1,750 million in prepayments of debt and a $16 million increase in debt service and capital expenditure reserves that relate to debt assumed for certain hotel properties and planned capital improvements. Cash provided by financing activities includes $2,004 million of debt issuances consisting mostly of $1.7 billion in senior notes and a $350 million draw on the $1.25 billion credit facility established during the third quarter. Cash used in financing activities through the third quarter of 1997 includes the $219 million prepayment of the outstanding bonds secured by the San Francisco Marriott, partially offset by the $90 million in mortgage financing obtained on the Philadelphia Marriott and the issuance of $600 million in New Senior Notes.

In April 1998, the Company reached a definitive agreement with various affiliates of The Blackstone Group and Blackstone Real Estate Partners (collectively, "Blackstone") to acquire controlling interests in 12 luxury hotels and a first mortgage interest in another hotel in the United States and certain other assets. The Company expects to pay approximately $862 million in cash and assumed debt and to issue approximately 43.7 million Operating Partnership units of the new operating partnership (the "Operating Partnership"), (based upon a negotiated value of $20.00 per OP Unit) and distribute up to 18% of the shares of Crestline to be formed as part of the Company's REIT Conversion, described below. Each Operating Partnership unit ("OP Unit") will be exchangeable for one share of Host Marriott common stock. Upon completion of the acquisition, Blackstone will own approximately 16% of the outstanding shares of Host Marriott common stock on a fully converted basis. The Blackstone portfolio consists of two Ritz-Carlton, two Four Seasons, one Grand Hyatt, three Hyatt Regency and four Swissotel properties, and a mortgage on a third Four Seasons property.

The pending acquisition of the Blackstone properties represents the first acquisitions in the Company's multi-brand strategy which includes establishing relationships with high-quality, well-recognized brands such as Four Seasons, Hyatt and Swissotel, among others, in addition to Marriott and Ritz-Carlton. This multi-brand strategy will allow the Company to diversify its existing hotel portfolio (as many markets already have a strong representation of Marriott brand hotels) and increase the Company's pool of potential acquisitions. The Company will focus on upscale and luxury full-service hotels in difficult-to-duplicate locations with high barriers to entry, such as hotels located in downtown, airport and resort/convention locations, which are operated by quality managers.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Blackstone transaction is expected to close immediately after the REIT Conversion. At that time, the Blackstone hotels and other assets will be contributed into the Operating Partnership. The hotels will continue to be managed under the existing management contracts. Consummation of the Blackstone transaction is subject to certain conditions, including consummation of the REIT Conversion no later than March 31, 1999 and the REIT qualifying as a REIT in 1999.

In addition, the Company's board of directors (the "Board") has authorized the Company to reorganize its business operations to qualify as a real estate investment trust ("REIT"), currently expected to be effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, the Company intends to operate as an "UPREIT," with all of its assets and operations conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

Host Marriott will distribute shares in Crestline to its shareholders at the time of the REIT Conversion and Host Marriott expects to make a cash distribution at that time. The aggregate value of the Crestline capital stock and the cash to be distributed to shareholders and Blackstone, if the Blackstone acquisition is consummated and which is expected to be treated as a taxable dividend, is currently estimated to be approximately $525 million to $625 million. The actual amount of the distribution will be based, in part, upon the estimated amount of accumulated earnings and profits of Host Marriott as of the last day of its taxable year in which the REIT Conversion is consummated. To the extent that the distributions are not sufficient to eliminate Host Marriott's accumulated earnings and profits, one or more additional taxable distributions will be made prior to the last day of the first full taxable year as a REIT (currently expected to be December 31, 1999). The distribution satisfies the requirement that a "C" corporation converting to a REIT distribute all of its accumulated earnings and profits at the time of conversion to a REIT. Crestline is expected to own Host Marriott's portfolio of senior living properties. This portfolio currently consists of 31 retirement communities, totaling 7,259 units in 13 states. The communities will continue to be managed by Marriott International. In addition, Crestline will lease substantially all of the hotels owned by the Operating Partnership. Crestline will operate independently of Host Marriott.

Following the REIT Conversion, Host Marriott will own OP Units equal to the number of outstanding shares of Host Marriott common stock at the time of the REIT Conversion. The UPREIT structure will not affect the ownership by shareholders of their existing Host Marriott shares.

As part of the REIT Conversion, the Company filed a Prospectus/Consent Solicitation with the Securities and Exchange Commission. This Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which the Company or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of those Partnerships that participate in the Mergers will receive either OP Units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership ("Notes") or common stock in the REIT, in exchange for their partnership interests in such Partnerships. The Prospectus/Consent solicitation period expires on December 12, 1998, unless extended.

The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


January 1, 1999. If the REIT Conversion is not completed on January 1, 1999, the effectiveness of REIT election could be delayed until January 1, 2000, which would result in the Company continuing to pay a substantial amount of corporate-level income taxes in 1999.

On April 20, 1998, the Company and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for the issuance of up to $2.5 billion in securities, which may include debt, equity or a combination thereof. The Company utilized $1.7 billion of the capacity under this Shelf Registration to issue the New Senior Notes (defined below) and anticipates that any net proceeds from the sale of additional offered securities will be used for refinancing of the Company's indebtedness, acquisitions and general corporate purposes.

HMH Properties, Inc. ("HMH Properties") an indirect wholly owned subsidiary of the Company, which currently owns 71 of Host Marriott's hotels, utilized the Shelf Registration to issue an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. Approximately $21 million of the Old Senior Notes remain outstanding. The 1998 Consent Solicitations facilitated the merger of HMC Capital Resources Holdings Corporation ("Capital Resources"), a wholly owned subsidiary of the Company, with and into HMH Properties. Capital Resources, the then owner of eight of Host Marriott's hotel properties, was the obligor under the $500 million revolving credit facility (the "Old Credit Facility").

In conjunction with the issuance of the New Senior Notes, HMH Properties entered into a $1.25 billion credit facility (the "New Credit Facility") with a group of commercial banks. The New Credit Facility has an initial three-year term with two one-year extension options. Borrowings under the New Credit Facility generally bear interest at the Eurodollar rate plus 1.75% (7.5% at September 11, 1998). The interest rate and commitment fee (0.35% at September 11, 1998) on the unused portion of the New Credit Facility fluctuate based on certain financial ratios. The New Senior Notes and the New Credit Facility are guaranteed by the Company and its wholly owned subsidiary, Host Marriott Hospitality, Inc., and certain subsidiaries of HMH Properties and are secured by pledges of equity interests in certain subsidiaries of HMH Properties. The New Senior Notes and the New Credit Facility will be assumed by the Operating Partnership in connection with the REIT Conversion and the guarantee of the Company is expected to terminate upon the consummation of the REIT conversion. As of September 11, 1998, $350 million was outstanding under the New Credit Facility.

The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of HMH Properties and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equityholders of HMH Properties, the Company, and (following the REIT Conversion) the Operating Partnership and Host REIT. The New Credit Facility and the New Senior Notes also contain certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt.

On August 5, 1998, simultaneously with the issuance of the New Senior Notes and the New Credit Facility, HMH Properties purchased substantially all of its (i) $600 million in 9 1/2% senior notes due 2005, (ii) $350 million in 9% senior notes due 2007 and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Concurrently with each offer to purchase, HMH Properties successfully solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The net proceeds from the offering and borrowings under the New Credit Facility were used by Host to purchase substantially all of the Old Senior Notes, to repay amounts outstanding under the Old Credit Facility and to make bond premium and consent payments totaling $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes and the Old Credit Facility, were recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998.

On September 30, 1998, the Company filed a preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission. The Proxy Statement/Prospectus describes the proposed merger by and among Host Marriott, HMC Merger Corporation ("Host REIT") and Host Marriott, L.P., a recently formed limited partnership, pursuant to the REIT Conversion. The Prospectus proposes the restructuring of Host Marriott by contribution of its wholly owned full-service hotels and its interests in certain hotel partnerships and other assets to the Operating Partnership and reincorporation of Host Marriott with and into Host REIT. As a result of the restructuring, shares of Host Marriott common stock will be converted to shares of Host REIT common stock.

Year 2000 Problem
-----------------

The "Year 2000 Problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Company's Year 2000 compliance program.

The Company has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. The Company's compliance program includes an assessment of the Company's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Company has a material relationship or whose systems are material to the operations of the Company's hotel or senior living properties. The Company's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Since the distribution of Marriott International on October 8, 1993, the Company has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Company to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and the Company has not delayed any systems projects due to the Year 2000 issue. The Company is in the process of engaging a third party to review its Year 2000 in-house compliance. Management believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and therefore not impact the Company's business, financial condition and results of operations. The Company has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, the Company does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. Host Marriott relies upon operational and accounting systems provided by third parties, primarily the managers and operators of its hotel and senior living properties, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Company's business, including the managers and operators of its hotels and senior living properties, the Company believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Company may be required to fund capital expenditures for upgraded equipment and software. The Company does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to a third party managers' centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Company's management agreements generally provide for these costs to be charged to the Company's properties subject to annual limitations. The Company expects that its third party managers will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore its overall level of centralized system charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Company believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at its properties. The Company will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Company believes that in the event of material Year 2000 non-compliance caused by a breach of the manager's duties, the Company will have the right to seek recourse against the manager under its third party management agreements. The management agreements generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

The Company will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, the Company has had extensive discussions regarding the Year 2000 problem with Marriott International, the manager of a substantial majority of its hotel properties and all of its senior living communities. Due to the significance of Marriott International to the Company's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding
                                            ----------
of, and commitment to, the problem and its potential risks; (ii) Inventory:
                                                                 ----------
identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and
      -----------
assessing the scope of Year 2000 issues; (iv) Planning: defining the technical
                                              ---------
solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the
------------------------
problem software or hardware; (vi) Testing and Compliance Validation: conducting
                                   ----------------------------------
testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back
            ---------------
into the business environment; and (viii) Quality Assurance: utilizing a
                                          ------------------
dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Building Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and
(ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Company's dependence on third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Company's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

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

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K:

         . July 17, 1998 -- Report that includes information that the Company believes is material to its investors. This includes the following:

                  - The condensed financial statements of the Parent Company (as defined) which represents the investment in, and operations of, subsidiaries with restricted net assets accounted for on the equity method of accounting.

                  - The consolidated financial statements of Host Marriott Hotels (as defined) which represents the assets and liabilities expected to be included in the Company's contribution of certain assets and liabilities to the Operating Partnership (as defined herein) in conjunction with the Company's contemplated REIT Conversion (as defined herein).

         . July 28, 1998 -- Report filing as an exhibit the prospectus supplement filed by a wholly owned subsidiary, HMH Properties, Inc., for a public offering of $1.4 billion of senior notes.

         . July 30, 1998 -- Report filing as an exhibit an amended prospectus supplement for $1.7 billion of senior notes for the Company's wholly owned subsidiary HMH Properties, Inc.

         . July 31, 1998 -- Report filing information the Company believes is material to investors. This includes the following:

                  - The consolidated financial statements of Host Marriott Hotels (as defined) which represents the assets and liabilities expected to be included in the Company's contribution of certain assets and liabilities to the Operating Partnership (as defined herein) in conjunction with the Company's contemplated REIT Conversion (as defined herein).

         . August 6, 1998 -- Report filing certain exhibits related to filings with the Securities & Exchange Commission by a wholly owned subsidiary of the Company, HMH Properties, Inc. ("Properties") which the Company believes is material to investors. Properties completed the offer and consent solicitation for its outstanding $1.55 billion in senior notes, the offering of $1.7 billion of new senior notes and the completion of a new $1.25 billion credit facility, which included the merger of another wholly owned subsidiary of the Company with and into Properties. This information provided includes the following:

                  - Underwriting agreement between HMH Properties, Inc., certain signatory guarantors thereto and Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown, Inc., Bear Stearns & Co., Inc., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and Nationsbank Montgomery Securities LLP.

                  - Amended and Restated Indenture Agreement dated as of August 5, 1998 between HMH Properties, Inc., the Guarantors (defined herein), the Subsidiary Guarantors (defined herein) and Marine Midland Bank as Trustee.

                  - First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 (including the form of the 7 7/8% Series A Senior Notes due 2005 and the 7 7/8% Series B Senior Notes due 2008).

                  - Statement of Eligibility and Qualifications on Form T-1 of Marine Midland Bank, as Trustee, under the Indenture.

         . September 11, 1998 -- Report filing certain exhibits related to filings of a wholly owned subsidiary of the Company, HMH Properties, Inc. ("Properties") for a $1.25 credit facility entered into by Properties on August 6, 1998 which the Company believes is material to investors.

                  - Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998 among Host Marriott Corporation; Host Marriott Hospitality, Inc.; HMH Properties, Inc.; Host Marriott L.P.; HMC Capital Resources Corporation; various banks: Wells Fargo Bank; National Association; The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Co-Arrangers; and Bankers Trust Company, as Arranger and Administrative Agent.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 HOST MARRIOTT CORPORATION


October 26, 1998                                 /s/ Donald D. Olinger
----------------                                 ----------------------------
Date                                             Donald D. Olinger
                                                 Senior Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)